Form 10QSB
period 1999-09-30
AUSTIN LAND & DEVELOPMENT INC
filed 1999-11-22
CIK 1091394

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-27189
11







                 AUSTIN LAND & DEVELOPMENT, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0398103
(State of organization) (I.R.S. Employer Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of September 30, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on August 31, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this report.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 6,000,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

The Company filed its Form 10-SB on August 31, 1999, and received a letter from the SEC stating that no additional comments would be received, dated September 3, 1999. The Company's symbol was de-listed from the OTC BB on September 1, 1999. The Company is currently in the process of filing a new Form 15c2-11 to become re-listed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Audited financial statements as of September 30, 1999, and for the nine-month and three-month periods then ended.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                          October 22, 1999
Austin Land & Development, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Austin Land & Development, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Austin Land & Development, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ending     Year Ended Dec.
                                 Sept. 30, 1999    31, 1998
            ASSETS
CURRENT ASSETS:                  0                 0
TOTAL CURRENT ASSETS             0                 0
OTHER ASSETS;
ORGANIZATION COSTS (NET)         0                 120
TOTAL OTHER ASSETS               0                 120
TOTAL ASSETS                     0                 120
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 3,110             910
TOTAL CURRENT LIABILITIES        3,110             910
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     6,000
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 6,000,000
shares
September 30, 1999 - 6,000,000    6,000
shares
Additional paid-in Capital        0                 0
Deficit Accumulated During The    -9,110            -6,790
Development Stage
TOTAL STOCKHOLDERS' EQUITY       -3,110            -790
TOTAL LIABILITIES AND            0                 120
STOCKHOLDERS' EQUITY

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.       3 Mos.       9 Mos.        9 Mos.
                 Ended Sept.  Ended Sept.  Ended Sept.   Ended Sept.
                 30, 1999     30, 1998     30, 1999      30, 1998
INCOME:
Revenue           0            0            0             0
EXPENSES:
General, Selling  1,200        0            2,200         825
and
Administrative
Amortization      84           18           120           36
Total Expenses   1,284        18           2,320         861
Net Profit/Loss(--1,284       -18          -2,320        -861
)
Net Profit/Loss  -.0002       NIL          -.0038        -.0002
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000    6,000,000    6,000,000     6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)

                 Year Ended   Year Ended   Aug. 30,
                 December     December     1995
                 31, 1998     31, 1997     (inception)
                                           to Sept.
                                           30, 1999
INCOME:
Revenue           0            0            0
EXPENSES:
General, Selling  825          0            8,750
and
Administrative
Amortization      72           72           360
Total Expenses   897          72           9,110
Net Profit/Loss(--897         -72          -9,110
)
Net Profit/Loss  -.0001       NIL          -.0018
(-) Per weighted
Share (Note 2)
Weighted average 6,000,000    6,000,000    6,000,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             6,000,000         $6,000            0        $-5,893
December 31, 1997
Net loss, Year                                                             -897
Ended December 31,
1998
Balance,             6,000,000         $6,000            0                 $-6,790
December 31, 1998
Net Loss January 1,                                                        -2,320
1999, to September
30, 1999
Balance,             6,000,000         $6,000            0                 $-9,110
September 30, 1999

See accompanying notes to financial statements & audit report.

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               $-1,284           $-18              $-2,320           $-946
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +84               +18               +120              +36
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Increase in current
Liabilities:
Officers Advances     +1,200            0                 +2,200            +910
Net cash used in      0                 0                 0                 0
operating Activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from       0                 0                 0                 0
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

See accompanying notes to financial statements & audit report

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      Year Ended        Year Ended        Aug. 30, 1995
                      December 31,      December 31,      (Inception) to
                      1998              1997              Sept. 30, 1999
Cash Flows from
Operating Activities:
Net Loss               $-897             $-72              $-9,110
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +72               +72               +360
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 -360
Increase in current
Liabilities:
Officers Advances     +825              0                 +3,110
Net cash used in      0                 0                 $-6,000
operating Activities
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 +6,000
stock
Net increase          0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0
period
Cash, end of period   0                 0                 0

See accompanying notes to financial statements & audit report

                 AUSTIN LAND & DEVELOPMENT, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Reporting on Costs of Start-up Activities

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $6,790
Valuation allowance      $6,790

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in 2015 and 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock

Austin Land & Development, Inc. has no preferred stock.

On  September 1, 1995, the Company issued 6,000,000 shares of its
$0.001 par value common stock in consideration of $6,000.00 in cash.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Amended
  Form 10-SB, filed on August 30, 1999. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Austin Land & Development, Inc.



                           By: /s/ Eugene F. Koppenhaver
                              Eugene F. Koppenhaver, Treasurer