Form 10KSB
period 1999-12-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2000-04-14
CIK 1091394

OMB APPROVAL
                                                   OMB  Number:  3235-0420
                                                  Expires:  May  31,  2000
                                                Estimated  average  burden
                                             hours  per  response  3225.00
                                             -----------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  1999
                                    -------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from          to

     Commission  file  number  000-27189

                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

  NEVADA                                                    88-0398103
---------------------------                            ---------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.
incorporation or organization)

SUITE 420 - 6450 ROBERTS STREET
BURNABY, BRITISH COLUMBIA,
CANADA                                             V5G 4E1
---------------------------------------            ---------
(Address of principal executive offices)          (Zip Code)

Issuer's  telephone  number  (604)  320-7227
--------------------------------------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Not  applicable.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,450,025  common  shares  @  $4.0625(1)  =  $18,078,226
--------------------------------------------------------

(1)  Average  of  bid  and  ask  closing  prices  on  March  31,  2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

4,450,025  common  shares,  without  par  value outstanding as of March 31, 2000
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one):  Yes [X] No [  ]

PART  I
ITEM  1.     DESCRIPTION  OF  BUSINESS.

Merlin Software Technologies International, Inc. (the "Company") operated as a "blank check" company, and was originally organized to engage in any lawful corporate business including, but not limited to, participating in mergers with and acquisitions of other companies. The Company's executive offices were located at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121. The Company's executive offices are now located at Suite 420 - 6450 Roberts Street, Burnaby, British Columbia, Canada (Telephone: (604) 320-7227; Facsimile (604) 320-7277). Other than as disclosed herein, the Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of its business.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to "common shares" refer to common shares in the capital stock of the Company.

Business  Development  of  the  Company  During  the  Last  Three  Years

The Company is a Nevada corporation formed on August 30, 1995 under the name "Austin Land & Development, Inc.". On January 7, 2000, the Company changed its name to "Merlin Software Technologies International, Inc.". The Company was originally organized and, until completion of the Acquisition (as discussed below), operated as a "blank check" company, whose purpose is to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies.

On January 10, 2000, the Company's common stock underwent a forward stock split on a 1.235:1 basis for all shareholders of record, increasing the then issued and outstanding shares from 6,000,000 to 7,410,000 common shares. On January
12, 2000, the Company accepted the resignation of Eugene F. Koppenhaver as a member of the Board of Directors; the vacancy left by Mr. Koppenhaver's resignation was filled by Martin Holt, who was then appointed President, Secretary and Treasurer of the Company. Also on January 12, 2000, the Company accepted the resignations of Douglas Ansell and Bruce N. Barton as members of the Board of Directors. In connection with the Acquisition, the former directors of the Company approved the cancellation of 3,809,975 common shares held by the former officers and directors. On January 19, 2000, Mr. Holt elected Robert Heller and Gary Heller to fill the vacancies on the Board of Directors, and expanded the Board of Directors by electing Shelley Montgomery. Also on January 19, 2000, Mr. Holt resigned as President, Secretary and Treasurer (remaining only as a director of the Company), effective immediately. Robert Heller was then appointed as the President, Gary Heller as the Secretary and Shelley Montgomery as the Treasurer.

Acquisition  of  Merlin  Software  Technologies,  Inc.

On January 14, 2000, the Company signed a letter of intent (the "January Letter of Intent"), pursuant to which it agreed to acquire (the "Acquisition") all the issued and outstanding shares of Merlin Software Technologies Inc., a private company incorporated on June 25, 1999 under the laws of the State of Nevada ("Merlin"). Merlin is a developer and marketer of computer software, and specifically a provider of Linux and Unix based software utility programs. Under the terms of the January Letter of Intent, the Company was required to issue one common share in exchange for each issued and outstanding common share of Merlin (the "Share Exchange"). All of Merlin's outstanding options and share purchase warrants were also required to be exchanged for an equal number of options and warrants of the Company, on the same terms and conditions.

The Company, Merlin and certain principal shareholders of Merlin entered into a Share Exchange Agreement, dated April 3, 2000 (the "Share Exchange Agreement"), providing for, among other matters, the following:

- On the effective date of the Share Exchange and without any further action on the part of the shareholders of Merlin, all of the common shares of Merlin (an aggregate of 7,986,665) will be exchanged for an equal number of common shares of the Company (the "Exchange Shares") at the deemed price of US$0.01 per common share.

- The Exchange Shares will be issued from the treasury of the Company as fully paid and non-assessable shares and shall be free and clear of all liens, charges and encumbrances. After the Share Exchange, the Exchange Shares will be "restricted shares" under Rule 144 of the Securities Act and subject to certain hold periods of one (1) or more years unless such common shares are registered under the Securities Act of 1933.

- On the Effective Date by virtue of the Share Exchange, all outstanding warrants (an aggregate of 86,665) and stock options (an aggregate of 781,000) of Merlin will be exchanged for an equal number of warrants or stock options in the Company, as applicable (one warrant or stock option of the Company for each warrant or stock option of Merlin).

The exchange ratio of the Share Exchange was determined by the Company and Merlin based on a variety of factors and does not bear any direct relationship to the assets or results of operations of the Company and Merlin, or to any other historically-based criteria of value. In determining such ratio, consideration was given to, among other things, each of the Company's and Merlin's prospects and earnings potential, its management and the risks associated with an exchange of the common shares of Merlin. Additionally, consideration was given to the general status of the economy, the history and prospects of the e-commerce industry and other relevant factors.

Merlin has authorized 50,000,000 shares of common stock, par value US$0.001 per common share, with 7,986,665 common shares issued and outstanding prior to the Acquisition. Merlin has also authorized 1,000,000 preferred shares, par value $0.01 per preferred share, none of which are issued and outstanding.

The Company has authorized 50,000,000 common shares with par value US$0.001 per common share with 4,450,025 common shares issued and outstanding prior to the Acquisition. Upon the effective date of the Share Exchange, the Company will issue 7,986,665 common shares of the Company in exchange for all of the issued and outstanding common shares of Merlin, and the Company will have an aggregate of 12,436,690 common shares issued and outstanding. After the Share Exchange, the former shareholders of Merlin will hold approximately 64% of the issued and outstanding common shares of the Company.

Merlin has granted options to acquire up to 781,000 common shares of Merlin pursuant to certain agreements with consultants and service providers (the "Service Agreements"). Prior to the Acquisition, Merlin granted the following options pursuant to such Service Agreements:


                    NUMBER OF
OPTIONEE             OPTIONS   EXERCISE PRICE
------------------  ---------  --------------

William Negus. . .     40,000  US$1.00
                    ---------  --------------
Patricia Negus . .     40,000  US$1.00
                    ---------  --------------
Gary Heller. . . .    150,000  US$1.00
                    ---------  --------------
Shelley Montgomery    150,000  US$1.00
                    ---------  --------------
Robert Heller. . .    150,000  US$1.00
                    ---------  --------------
Chang-Cheng Chao .     24,000  US$1.00
                    ---------  --------------


Dae Kyung Kim. . .     24,000  US$1.00
                    ---------  --------------
Douglas West . . .    100,000  US$1.00
                    ---------  --------------
William Heller . .     16,000  US$1.00
                    ---------  --------------
Alastair King. . .     10,000  US$1.00
                    ---------  --------------
Crystal Gross. . .     24,000  US$1.00
                    ---------  --------------
Alireza Ahmadi . .     24,000  US$1.00
                    ---------  --------------
Brandon Montgomery      8,000  US$1.00
                    ---------  --------------
Haide-Anne James .      1,000  US$1.00
                    ---------  --------------
Hank Barber. . . .     20,000  US$1.00
------------------  ---------  --------------

Pursuant to the Share Exchange Agreement, all outstanding stock options (an aggregate of 781,000) of Merlin shall be exchanged for an equal number of stock options of the Company (one (1) stock option of the Company for one (1) option of Merlin). The options of the Company will have the terms and conditions set forth in each of the stock option agreements entered into between Merlin and each one of the individuals named above.

Merlin has granted share purchase warrants to acquire up to 86,665 common shares of Merlin pursuant to certain agreements with subscribers (the "Subscription Agreements"), in connection with a recent private placement. Prior to the Acquisition, Merlin has granted the following share purchase warrants pursuant to such Subscription Agreements:


                   NUMBER OF SHARE PURCHASE
SUBSCRIBER                 WARRANTS          EXERCISE PRICE
-----------------  ------------------------  ---------------

David Fendick . .                     3,333  $          2.00
                   ------------------------  ---------------
Henry Tai . . . .                     3,333  $          2.00
                   ------------------------  ---------------
Gerry Wittenberg.                    13,333  $          2.00
                   ------------------------  ---------------
Joseph Flatley. .                     3,333  $          2.00
                   ------------------------  ---------------
Laiy Ltd. . . . .                     6,667  $          2.00
                   ------------------------  ---------------
Marie Murdoch . .                     3,333  $          2.00
                   ------------------------  ---------------
Catherine Shore .                     3,333  $          2.00
                   ------------------------  ---------------
Gilbert Schneider                     3,333  $          2.00
                   ------------------------  ---------------
Ted Maudsley. . .                     6,667  $          2.00
                   ------------------------  ---------------
Mike Tapp . . . .                     6,667  $          2.00
                   ------------------------  ---------------
Keith Tapp. . . .                    33,333  $          2.00
-----------------  ------------------------  ---------------

Pursuant to the Share Exchange Agreement, the Company will issue up to 86,665 share purchase warrants, exercisable to acquire common shares of the Company at a price of $2.00 per common share in exchange for all of the issued and outstanding share purchase warrants of Merlin.

All shareholders of Merlin and the Board of Directors of each of Merlin and the Company consented to the Acquisition and the Acquisition was completed on April 12, 2000, subject only to the Company and Merlin filing Articles of Share
Exchange with the Secretary of State of Nevada and the share certificates, options and share purchase warrants of the Company being issued to the former shareholders of Merlin. The effective date of the Share Exchange will be the date the Articles of Share Exchange are filed with the Secretary of State of Nevada. Upon the filing of the Articles of Share Exchange, Merlin will become a wholly owned subsidiary of the Company.

Business  of  the  Company

Prior to the Acquisition, the Company operated as a "blank check" company. Since the Acquisition is now completed, the Company will continue the operations of Merlin (see "Business of Merlin Software Technologies, Inc." below).

Business  of  Merlin  Software  Technologies,  Inc.

The new information and technological age has created a significant demand for computers. All computers require some form of software based operating system to allow them to function. The dominant standard for these operating systems has been Microsoft Windows (95, 98, NT, 2000), Apple's OS, IBM's OS/2 and Unix.

Recently, a new operating system named Linux has been gaining acceptance and is being used as an operating system. Users of the Linux operating system state that it is more stable, flexible and functional than present operating systems and provides users with a reliable and low cost alternative to these other operating systems.

The use of the Linux operating system has created a demand for packaged software applications and utility programs designed to operate on Linux. Merlin provides application and utility packaged software for the Linux operating system.

On July 13, 1999, Merlin entered into a letter of intent (the "Initial Letter of Intent") with Gary Heller, Robert Heller and Shelley Montgomery, pursuant to which Merlin acquired certain computer software, software technology and related intellectual property rights in consideration of the issuance of an aggregate of 4,000,000 common shares in the capital of Merlin. Under the Initial Letter of
Intent:

(a) Gary Heller transferred to Merlin all rights, properties and software technology related to Perfect Backup and Restore ("PerfectBACKUP+") and FleetPro II systems in consideration for the issuance of 1,600,000 common shares in the capital of Merlin;

(b) Robert Heller transferred to Merlin all rights, properties and software technology related to the HotWire FAX ("HotWireFAX") and Internet Service Provider account management systems in consideration for the issuance of 1,600,000 common shares in the capital of Merlin; and

(c) Shelley Montgomery transferred to Merlin all rights, properties and software technology related to the BDI Virage and Internet Business Directory Yellow Pages service in consideration for the issuance of 800,000 common shares in the capital of Merlin.

INDUSTRY  BACKGROUND

The most dynamic changes in the industry continue to be in the market consisting of networked computer systems comprised of servers and workstations. These computer systems have traditionally been based upon Unix and Windows operating systems. In the last year the Linux operating system has moved in to compete with the growth of these existing operating systems. At the same time many companies are increasingly using their computers for more time sensitive or mission critical applications that are integral to the organization's day-to-day operations. This trend is being accelerated by the increased use of the Internet between businesses, between businesses and customers and within companies to automate and communicate more efficiently. In more and more cases today, the Internet and the web-based applications that companies build to exploit it are the business itself.

The Linux operating system and the accelerated adoption of this platform are of high interest to Merlin. Linux is an Open Source operating system meaning that it is both free to download from the Internet and open to modification and enhancement by users and other interested parties. Linux is interesting because, according to International Data Corporation, it has a growth rate twice that of traditional Unix and Windows operating systems despite it lacking the sophisticated tools and utilities for management and instrumentation that accompany traditional commercial products. Commercial adoption of the Linux operating system is being promoted by companies such as Red Hat, SuSE, TurboLinux, VA Linux, Linuxcare, Silicon Graphics, IBM and others.

These commercial providers of Linux take the freely available Linux operating system and package it with enhancements that add commercial value and make it easier to install and use. In the software industry this is called "bundling" of software products.

PRODUCTS

Merlin currently owns the rights to two key software packages developed for the Linux operating system. The primary utility package is the Linux based backup program PerfectBACKUP+. The second utility package is HotWireFAX which is a Linux based fax and fax server program.

Set  forth  below  is  a  summary  of the Company's principal product offerings.

PerfectBACKUP

All computer operating systems are subject to loss of valuable data and mission critical information through hardware failure and other forms of computer crashes. For users, the loss of data from such crashes can be catastrophic. As a result, users demand software that "backs up" data and information. PerfectBACKUP+ is a high performance backup software utility program for use on systems utilizing Linux, Unix and Unix-like operating systems. PerfectBACKUP+ was originally developed for the Unix operating system and was sold under the name "FastBACK Plus Unix". All versions of FastBACK Plus sold over two million copies worldwide before the rights to FastBACK Plus Unix were sold to Symantec. Because of Symantec's orientation towards the Microsoft operating system, it did not pursue the Unix market and the Linux operating system did not exist at that time. The rights to FastBACK Plus Unix were then re-acquired by Gary Heller. In 1990, PerfectBACKUP+ underwent an extensive re-write to convert it for use on the Linux operating system and incorporate the various utilities that had been developed, and to upgrade PerfectBACKUP+ to a complete back-up and emergency recovery tool. PerfectBACKUP+'s features include:

- the ability to pre-configure back-up sets and schedule unattended back-ups; and
- the ability to enhance error recovery, device chaining and network back-ups.

PerfectBACKUP+, a client server application, was one of the first Unix or Linux backup program with:

-     a  windowing  interface;
-     a  graphical  interface;
-     a  double-buffering  server  providing  fast  throughput;
-     client  /  server  configuration;
-     on  line  help;

-     100%  accurate  bit-level  verification;
-     automated,  lights-out  backups;
-     backup  cataloging;
-     package  backups;
-     high  level  security;
-     built  in  encryption;
-     built  in  compression;  and
-     automatic  crash  recovery.

PerfectBACKUP+ is an economical and powerful network backup and crash recovery tool, with both a graphical and character interface, which provides backup scheduling and remote backup, recovery, encryption, robotics module and enhanced security.

Merlin anticipates that it will aggressively market a free version of the product for a six-month period (until April 30, 2000), while a commercial upgrade is prepared for retail distribution. PerfectBACKUP+ Version 6.2 ("Version 6.2") is currently available on the Merlin website at www.merlinsoftech.com (the "Merlin Website') at a cost of $69.00 (download or CD) or $89.00 (retail box and manual). The previously released version of PerfectBACKUP+ is also available on the Merlin Website, and can currently be downloaded free of charge.

At present, Version 6.2 will operate on Red Hat Intel Linux 6.0 and 6.1, S.U.S.E. Intel Linux 2.2 and 2.3 and Caldera Open Linux 2.2, 2.3 and 2.4, Turbo Linux 4.0 and 6.0 and Corel 1.0. At this time, in order to use PerfectBACKUP+ to backup Apple Macintosh computers, the user must build a Linux backup server using one of the above-noted Linux distributions and install PerfectBACKUP+ onto that server.

Merlin anticipates that it will be in a position to provide the PerfectBACKUP+ client server for Apple/Macintosh running Linux/PPC (the Apple/Macintosh version of Linux) by 2001. In addition, Merlin anticipates that it will be able to provide remote clients for the Macintosh and Windows environments with PerfectBACKUP+, making it unnecessary to use AppleTalk or SAMBA, thereby providing enhanced security and greatly improved performance. Users with questions regarding PerfectBACKUP+ can access Merlin support through the Merlin Website, where frequently encountered problems are posted and addressed by Merlin support staff.

PerfectBACKUP+ (Version 6.0) was released at Comdex in Las Vegas in the fall of 1999, and is now fully tested on RedHat 6.0 and 6.1, Caldera Open Linux 2.3 and eServer 2.3 and 2.4, S.U.S.E. 6.1, 6.2 and 6.3, Corel Linux 1.0 and Turbo Linux
4.0 and 6.0, Mandrake and Debian. PerfectBACKUP+ is now in use at Corel Labs, Caldera, IBM, Tetley, Mitsubishi, AT&T and a wide range of educational institutions around the world.

Merlin recently signed a number of agreements for distribution of PerfectBACKUP+ in North America, Europe and Asia. See "Sales and Marketing" (within this Item) for further information with respect to Merlin's sales and marketing agreements.

HotWireFAX

HotWireFAX is a Linux based desktop fax and fax server application. HotWireFAX is a desktop fax client and server application for Linux and Unix operating systems, originally developed for Unix and converted for use on Linux operating systems in 1994. HotWireFAX features fast fax creation, viewing, filtering, scheduling and attachment conversions. HotWireFAX also provides the user with the ability to create his/her own customized cover sheets and to print using Postscript and PCL printing. Version 2 of HotWireFAX for the Linux operating system has been available free on the Merlin Website since August 1, 1999, and Merlin estimates that 30,000 copies have been downloaded by users since its release.

HotWireFAX version 3.0 Alpha for the Linux operating system ("Version 3.0") was announced in January, 2000 and is currently undergoing testing as an Alpha version. This latest version contains support for a much wider range of modems and the user interface, originally written in C++, has been completely rewritten in Java. A commercial version of this product is expected to be released in the third quarter of 2000, and should retail for $69.00 (download or CD) or $89.00 (retail box and manual). The basic feature set of HotWireFAX includes:

-     built-in  databases;
-     ability  to  view  in  x-windows  (zoom,  rotate,  invert  any  image);
- ability to support almost any Class 2 or 2.0 modem, such as MultiTech and U.S. Robotics;
-     acceptance  of  user  input  in  ASCII  text;
-     ability to attach ASCII, POSTSCRIPT and inbound/outbound faxes to any fax;
- ability to be configured to work as a printer drive to Star Office, Applixware, WordPerfect and others;
- call forward feature, allowing users to have faxes retransmitted upon reception to another number;
-     online  "Help"  to  assist  users;
-     automatic spooler to "retry" faxes and to advise of results via email; and
-     immediate  fax  transmission.

HotWireFAX, a client server application, was one of the first Unix or Linux fax utility program with:

-     the ability to provide fax viewing on graphical ASCII terminals (e.g. Wyse
50);
-     fax  filtering  and  call  screening;
-     easy  configuration  of  multiple  modems;
-     an  integrated  fax  and  voice  mail  server;  and
-     both  fax  reception  and  data  login  on  the  same  port.
HotWireFAX is an economical, fully featured, fax product available for the Unix and Linux operating systems.

FleetPro  II

FleetPro II is a management product which provides a complete suite of software for the freight industry. Although the software was initially designed for trucking companies, it was, prior to Merlin acquiring the rights to FleetPro, marketed and sold to a diverse customer base including courier companies, taxi companies and the U.S. Department of Defense. FleetPro II is a multi-user system capable of serving a number of needs for companies which use fleets of vehicles. The product includes modules that perform various functions for companies operating vehicles and transporting goods, including:

-     dispatching;
-     order  processing;
-     route  optimization;
-     vehicle  tracking;
-     load  optimization;  and
-     maintenance  scheduling.

In addition, FleetPro II performs functions related to tracking and analyzing fuel consumption, and to calculating payroll, payables, receivables and general ledgers.

Business  Directories  International

Merlin expects Business Directories International ("BDI") to be a new business directory service that will be provided over the Internet and used in a manner similar to that of the existing hard copy of the Yellow Pages directories. BDI will initially be an enhanced, electronic version of the Yellow Pages with additional components, including a Better Business Bureau directory, an editorial department producing company profiles and a professional association directory.

Merlin  expects  that  BDI will provide consumers with the following advantages:

- a means of locating business products and services through any search combination of region and industry;
- pre-created indexes and pages which are stored on the servers and which are sorted by region and industry;
- an alphabetical index organized so that the user can use its compute mouse and hold the cursor over the desired industry description, which will then provide the names and information with respect to those companies listed in the region selected;
-     full  free-form-searching  by  region  and  industry  description;  and
-     complete  cross-reference  of  Yellow  Pages  descriptions.

Merlin expects that BDI will provide the following advantages to its business users:

-     a  free  means  of  listing  the  company  on  the  Internet;
-     an  economical  means  of  advertising  on  the  Internet;
-     a  cost-effective  way to disseminate references from satisfied customers;
- an alternative to the Better Business Bureau complaints and resolution process;
- a means by which to promote a company's web site to interested prospective clients;
- an alternative to listing a company's website on the generic search engines; and
-     direct  access  to  marketing  feedback.

Merlin expects that its BDI software will be franchised in order to establish service in North America because it believes that franchises offer the following benefits:

- lower initial capital requirements, as anticipated corporate staff requirements are lower for companies; and
- an available, dedicated corporate representative in any particular region with local connections to the business community, so that users will not have to deal with the delays, legal costs and other requirements of local staff hiring and training.

Merlin also expects that the franchisee will be able to sell additional web and Internet related services to the local business. Merlin expects that it may provide technical support and all of the server services required to support the franchise for a monthly royalty in the region of 15% of gross revenues.
Additional services such as web design and development, advertisement and graphic services, database reporting and marketing services are expected to be provided on a per cost basis.

Open  Source  Project

Merlin has also implemented a concept of rewarding developers of code in the Linux environment by announcing the Option Source Project. Through the Option Source Project Merlin plans upon taking advantage of a modified form of the existing model of open source code development in Linux. Currently, Linux is "open source" which means the rights are held by the developer of the code but this code is also available to the public to be modified as needed so long as any modifications are also published. This has allowed programmers all over the world to collaborate to develop the Linux operating system and the applications which run on it. Through this method Linux has evolved to become a highly reliable operating system. In particular, one special aspect is the stability or "robustness" of the system as the Linux operating system is not prone to "crashes". This feature alone has assisted in the growth and adoption of the Linux operating system.

Merlin plans upon expanding and capitalizing upon this aspect of code development. The Option Source project will reward programmers of approved projects by providing a modest monthly income and access to a limited pool of stock options. This will speed the development of new software applications for the Linux operating system and provide Merlin with direct access to the most promising programs and best programmers. The Option Source Project is a natural evolution of the open source method currently in use. Merlin expects this program to benefit programmers who have developed proprietary software packages that have not realized their commercial potential. By placing their software with Merlin under this program, they will receive an established company providing a market for their product and the opportunity to benefit from share ownership once the project is completed and Merlin begins to distribute and sell the new packaged software.

STRATEGY,  SALES  AND  MARKETING

The following discussion regarding Merlin's products for the Linux operating system market and its product and marketing strategy contains forward-looking statements and actual results may vary substantially depending upon a variety of factors, including, but not limited to, the development of emerging markets for utility and administration software, competition, technological change, changing customer needs, evolving industry standards, any product development delays and its ability to manage future growth and new distribution channels, if any. These and other factors are more fully discussed under the caption "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

Merlin's objective is to become a market leader in software applications for Linux and Unix based operating systems.

Merlin's current sales and marketing focus is to distribute its products through resellers, distributors and other companies who bundle their products with Merlin's products. Merlin has entered into distribution, bundling or reseller agreements with TurboLinux Inc., Koch Media Ltd., LinuxLand, The LinuxStore.com, Caldera Systems Inc., G.T. Enterprises, Impera Software Corp., Beyond 2000 Solutions, IU Software, Circadian Software, Hamni Information & Communications Co. Ltd., Cosmos Engineering Co. Ltd., Italsel SRL and Programmers Paradise Inc. Merlin's product design, price point and ease of use of the PerfectBACKUP+ and HotWireFAX products allow it to be effectively integrated into a software vendor's offering, or bundled with a distributor of the Linux operating system.

These relationships are allowing Merlin to penetrate different markets by proliferating its product and technology to different markets. Merlin intends to continue to pursue additional partnering relationships in addition to continuing to retail and distribute its products through the Merlin Website, where customers can purchase or download Merlin's products. Commercial versions of its software programs are purchased with, or without, a printed manual and come with 1 year support and maintenance service, including all updates and upgrades. For subsequent years, clients can purchase a subscription which provides ongoing service, support, updates and upgrades.

Merlin anticipates that in the next two fiscal years it will generate all of its revenues, if any, from sales of PerfectBACKUP+ and HotWireFAX.

Merlin is currently investing, and intends to continue to invest, significant resources to develop these distribution channels. Merlin's efforts to expand its distribution party channels are intended to penetrate the market and achieve widespread commercial acceptance of its products as a software utility application. There can be no assurance that Merlin will be successful in its efforts to generate any revenues from these distribution channels. Merlin anticipates that it will be dependent upon its relationships with distributors, resellers and other companies for a significant portion of its revenue for the foreseeable future. There is no assurance that these distributors, resellers and other companies will effectively distribute and exploit Merlin's products. The inability to recruit additional third parties to distribute, market and support its products could have a material adverse affect on Merlin's business, operating results and financial condition. A more detailed discussion of these and other risks associated with Merlin's business is set forth under the caption "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

Merlin will also attempt to capture market share for its products through the utilization of a sales and marketing method already demonstrated by a number of companies to be extremely successful. This method involves the distribution of free versions of its software programs over the Internet, which has already proven to be an excellent way to attract future paying customers. The Linux operating system itself has achieved its current acceptance level primarily because it has always been freely available over the Internet. Many other companies have successfully used a similar model to establish market share including Netscape, Winzip, Eudora, Pegasus and Microsoft.

Merlin recently entered into the following agreements with respect to the distribution of its software programs (a copy of each of the agreements is attached to this Annual Report as an exhibit):

Koch  Distribution

On February 8, 2000, Merlin entered into a distribution agreement with Koch Distribution, a division of Koch Media Ltd., a software distributor in the United Kingdom and Ireland. Koch will sell PerfectBACKUP+ to its retail customers in the United Kingdom and Ireland.

LinuxLand

On February 14, 2000, Merlin entered into a distribution agreement with LinuxLand, a division of California based Circadian Software. Under the agreement, Circadian will begin selling PerfectBACKUP+ to its international customer base through its online retail outlet and will begin bundling PerfectBACKUP+ with its Linux product Mandrake.

The  LinuxStore.com

On February 15, 2000, Merlin entered into an agreement with The LinuxStore.com, an online retail store which sells a variety of products, support and services for the Linux operating system. Under the terms of the agreement The LinuxStore.com will begin to sell Merlin's PerfectBACKUP+ through its online retail outlet. The LinuxStore.com is a division of eBiz Enterprises Inc.

Caldera  Systems  Inc.

On February 17, 2000, Merlin entered into an agreement with Caldera Systems Inc., whereby Caldera will begin shipping PerfectBACKUP+ with Caldera's OpenLinux line of software products.

G.T.  Enterprises

On February 22, 2000, Merlin entered into an agreement with G.T. Enterprises, pursuant to which G.T. Enterprises was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to G.T. Enterprises' chain of distributors, resellers and retailers throughout India.

TurboLinux  Inc.

On February 22, 2000, Merlin entered into an agreement with TurboLinux Inc. whereby the companies will co-operate to begin worldwide distribution of their products for the Linux operating system with Merlin's PerfectBACKUP+.

Cosmos  Engineering  Co.  Ltd.

On March 1, 2000, Merlin entered into an agreement with Cosmos Engineering Co., pursuant to which Cosmos Engineering Co. Ltd. was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers in the United States.

Italsel  SRI

On March 1, 2000, Merlin entered into an agreement with Italsel SRL, pursuant to which Italsel SRL was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers in Italy.

Programmer's  Paradise  Inc.

On March 7, 2000, Merlin entered into an agreement with Programmer's Paradise, Inc., pursuant to which Programmer's Paradise, Inc. was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers in the United States.

Linux  Mall.com

On March 7, 2000, Merlin entered into an agreement with Linux Mall.com, pursuant to which Linux Mall.com was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland. Impera Software Corp.

On March 20, 2000, Merlin entered into an agreement with Impera Software Corp., pursuant to which Impera Software Corp. was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sale in the UK and Southern Ireland.

Hanmi  Information  &  Communications  Co.,  Ltd.

On March 23, 2000, Merlin entered into an agreement with Hanmi Information & Communications Co., Ltd. ("Hanmi'), pursuant to which Hanmi was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sale in the UK and Southern Ireland.

Beyond  2000  Solutions

On March 28, 2000, Merlin entered into an agreement with Beyond 2000 Solutions, pursuant to which Beyond 2000 Solutions was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sale in the UK and Southern Ireland.

Linux  Plaza

On March 28, 2000, Merlin entered into an agreement with Linux Plaza, pursuant to which Linux Plaza was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sale in the UK and Southern Ireland.

IU  Software

On March 30, 2000, Merlin entered into an agreement with IU Software, pursuant to which IU Software was granted a license to market, demonstrate, distribute and sell PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sale in the UK and Southern Ireland. eLinux.com (a division of Creative Computers Inc.)

On April 4, 2000, Merlin entered into an agreement with eLinux.com (a division of Creative Computers Inc.), pursuant to which eLinux.com was granted the non-exclusive right to purchase and resell all products produced and/or offered by Merlin during the terms of the agreement.

RESEARCH  AND  DEVELOPMENT

The Company has not expended any funds to date on the research and development of the Company. For the period ended December 31, 1999, Merlin estimates that it has expended $98,329 on the development of its current software programs. Following the Acquisition, the Company anticipates that it will require $1,800,000 to fund the continued development and enhancement of PerfectBACKUP+, HotWireFAX and the Option Source Project.

PRODUCT  DEVELOPMENT

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, Merlin believes that its future success depends on its ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional solutions to existing customers. In particular, Merlin believes it must continue to respond quickly to users' needs for broad functionality and ease of use.

Merlin's strategy is to continue to enhance PerfectBackup+'s and HotWireFAX's functionality through new releases and new feature development to meet the continually advancing requirements of its customers. At the same time, Merlin may seek to acquire and develop new products to meet the needs of a broader group of users.

There can be no assurance that Merlin will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of any new features or products, or that its new features or products will adequately meet the requirements of the marketplace and achieve market acceptance.
Additionally, Merlin's product development staff will be under increased pressure to offer its products that operate on different vendor's Linux and Unix based operating systems. Due to the complexity of the product, it is extremely difficult to fully test PerfectBACKUP+ and HotWireFAX in all possible environments and, although Merlin employs a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If Merlin is unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition will be materially adversely affected. See "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

INTELLECTUAL  PROPERTY

Merlin has applied for or is in the process of applying for trademark protection in the United States for "Merlin Software Technologies, Inc.", "Software That's Pure Magic", "Linux for the Masses", "Merlin Softech" and "Option Source". Merlin has also sought trademark protection in the United States for its corporate symbol which is a penguin dressed in a magicians cape and hat with wand in hand. Merlin has secured the registration of the domain name
"www.merlinsoftech.com"  with  Network  Solutions,  Inc.  (Internet).

PRODUCT  PROTECTION

Merlin relies on a combination of copyright, trade secret and trademark laws and software security measures, along with employee and third-party nondisclosure agreements, to protect its intellectual property rights, products and technology. Merlin distributes its software under license agreements that are signed by end-users. Despite its precautions taken to protect its software, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information Merlin regards as proprietary. Policing unauthorized use of its products is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect
Merlin's proprietary rights to the same extent as do the laws of the United States.

Merlin is not aware that our products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, Merlin may receive notices from third parties asserting that Merlin has infringed their patents or other intellectual property rights. In addition, Merlin may initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead Merlin to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, Merlin believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require Merlin to cease the marketing or use of certain products, any of which could have a material adverse effect on its business, operating results and financial condition. See "Factors That May Affect Future Results" in "Item 6
-  Management  Discussion  and  Analysis  or  Plan  of  Operation".

EMPLOYEES

As of March 31, 2000, the Company had 3 full-time employees, including its President and Chief Executive Officer (Robert Heller), its Secretary and Chief Information Officer (Gary Heller) and its Treasurer and Vice President of Sales (Shelley Montgomery). The Company will assume the employees of Merlin, which include 4 full-time employees, 4 full-time programmers, 5 consultants and 2 administration staff.

The Company and Merlin believe its future success depends in large part upon the continued service of its key technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company or Merlin can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's or Merlin's employees are subject to any collective bargaining agreements. Each of the Company's and Merlin's employees have executed an agreement not to disclose trade secrets or other confidential information.

COMPETITION

Merlin believes that PerfectBACKUP+ is priced at an extremely competitive level at $69 (download or CD) or $89 (retail box and manual). When compared to other products with similar features and price point, there are very few direct competitors.

Merlin's  main  competitors  in the Linux based backup utility software include:

- Enhanced Software Technologies which has a product called BRU. BRU sells for $99 for a non-network, personal version and $289 for the product most comparable to PerfectBACKUP+;
- Lone-Tar, a backup program from Lone Star Software, has a retail price of $236. For an additional $59 the customer can purchase the AIR-BAG product, a crash recovery tool. Unlike PerfectBACKUP+, this software does not currently have a graphical interface;
- Microlite has a product called BackupEDGE which sells for $300 for Linux but this product also does not have a graphical interface; and
- Seagate Software has a backup product similar to PerfectBACKUP+ that sells for $695.

Major  competitors  for  HotWireFAX  include:

- VSI*Fax whose base product for Linux is priced at $1,434 and is limited to 5 users and four fax ports, or lines; and
- Faximum, a company that has a client server and a "lite" product, sells for $495 and more depending on configuration. As of this date, Faximum does not appear to provide fax viewing for the X-Window environment used by Linux and Unix.

There are a number of other products, each of which appears to start at $300 or more. Almost all of these competitors charge per line and per seat. Per line charges vary from $250 per additional line to $780 depending on the product. There is some competition from the Windows products available at the client end, but nothing at the server end. RightFax, an NT based fax server product, is extremely expensive and does not provide the features or performance of the Unix based fax servers.

There is, of course, competition from "free" products that have been developed in the open source. In this category the primary contenders are hylafax and sendfax. Sendfax is widely used and provides some voice facility but is not very well supported and is very difficult to configure. It also does not include an integrated desktop environment and the user is left to their own devices to patch together different programs to provide a desktop solution. Hylafax, the latest open source entry, is also a difficult product to configure and suffers problems similar to sendfax for desktop use.

The market in which Merlin compete is intensely competitive, highly fragmented and rapidly changing. In order to compete, it must enhance its current products, enhance the interoperability of its products with other products and operating systems, develop new products in a timely fashion and develop key strategic partnerships with other hardware and software vendors. Many of Merlin's competitors are larger and have greater financial, technical, marketing and other resources than Merlin. Because there are relatively low barriers to entry in the software market, Merlin expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and increased difficulty in establishing market share, any of which could have a material adverse affect on Merlin's business, operating results and financial condition. See "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

ITEM  2.     DESCRIPTION  OF  PROPERTY.

The Company had the use of a limited amount of office space at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121 at no cost to the Company, which continued until completion of the Acquisition. Upon completion of the Acquisition, the Company assumed the office premises leased by Merlin, currently located in Burnaby, British Columbia, Canada and Altamonte Springs, Florida.

Altamonte  Springs,  Florida

Merlin leases approximately 971 square feet of office space located at Suite 1305 - 405 Douglas Avenue, Altamonte Springs, Florida under a lease which expires on December 1, 2000 for an annual rent of $9,710.04, plus its proportionate share of operating expenses.

Burnaby,  British  Columbia

Merlin leases approximately 1,250 square feet of office space located at Suite 420, 6450 Roberts Street, Sperling Plaza, Burnaby, British Columbia, Canada under a lease which expires on August 31, 2000 for an annual rent of approximately CDN$18,000.00, plus its proportionate share of operating expenses.

ITEM  3.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to the Company.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "MLSW" and CUSIP# 59011Y-10-8.

The table set forth below lists the volume of trading and high and low bid prices on the OTC Bulletin Board for the Company's common shares since January 13, 2000 (1). The closing price on March 31, 2000 was $4.250.

QUARTER  ENDED                                VOLUME         HIGH     LOW
January  18,  2000  to  March  31,  2000     7,319,900     $10.00     $2.969
========================================     =========     ======     ======
(1) The Company's common shares commenced trading on January 13, 2000 but there was no trading activity until January 18, 2000. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's common shares are issued in registered form. Alpha Tech Stock Transfer (929 East Spiers Lane, Draper, UT 84020 (telephone: (801) 571-5118, facsimile (801) 571-6112) is the registrar and transfer agent for the Company's common shares.

On March 31, 2000, the shareholders' list for the Company's common shares showed 11 registered shareholders and 4,450,025 common shares outstanding. After completion of the Acquisition, there will be 12,436,690 common shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on the Company's common shares, the intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

Recent  Sales  of  Unregistered  Securities

The Company did not sell any of its common shares during the period between October 1, 1999 and December 31, 1999.

Subsequent to the year ended December 31, 1999, on February 10, 2000, the Company sold an aggregate of 850,000 units (the "Units") at a price of $1.50 per Unit for proceeds of $1,275,000 in an offshore transaction relying on Regulation S under the Securities Act of 1933. Each Unit consisted of one common share and one share purchase warrant with each share purchase warrant entitling the holder to purchase up to an aggregate of 850,000 common shares at the price of $2.00 per common share for a period of two (2) years. The common shares were sold to the following three subscribers:


                                   NUMBER OF COMMON
                                 SHARES AVAILABLE UPON
NAME OF SUBSCRIBER                  AMOUNT OF UNITS     EXERCISE OF WARRANT
-------------------------------  ---------------------  -------------------

Big Plans Investments Ltd.. . .                250,000              250,000
                                 ---------------------  -------------------
Roberts & Scott Financial, Inc.                200,000              200,000
                                 ---------------------  -------------------
Mepol Management S.A. . . . . .                400,000              400,000
-------------------------------  ---------------------  -------------------

An aggregate of 7,986,665 common shares of the Company will be issued to the former shareholders of Merlin relying on Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as applicable. The deemed price for the common shares was $0.01. See "Description of Business" for further details of the Share Exchange.

ITEM  6.     MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Company's and Merlin's financial statements and the notes thereto, included as part of this Annual Report.

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those statements. Readers are referred to "Products", "Sales and Marketing", "Product Development", "Competition", "Product Protection" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Annual Report as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's and Merlin's actual results or performance to differ materially from those contained in the forward looking statements.

PLAN  OF  OPERATION

Sales  and  Marketing

As discussed, the Company wishes to achieve significant market share for its products following the Acquisition through the utilization of methods already demonstrated by a number of companies to be extremely successful. One method involves distribution of free versions over the Internet, which has already proven to be an excellent way to attract future paying customers. Indeed, Linux itself has achieved its current market acceptance primarily because it has always been freely available over the Internet. Many other successful companies have used a similar model to establish market share including Netscape, Winzip, Eudora, Pegasus and Microsoft.

Coupled with the free distribution of previous versions over the Internet, the Company will continue to offer commercial versions of its products that can be purchased directly off the Merlin Website at prices from $69 to $89, and is aggressively pursuing contractual arrangements with distributors, resellers and other companies which will bundle its products together with Merlin's products.

Commercial versions of PerfectBACKUP+ and HotWireFAX are purchased with, or without, a printed manual and come with 1 year support and maintenance service, including all updates and upgrades. For subsequent years, clients can purchase a subscription which provides ongoing service, support, updates and upgrades.

The Company's sales and marketing strategy is to allocate $1,200,000 over nine months to position the major product, PerfectBACKUP+, in the industry and to increase its market share in an expanding market. The promotion strategy is quite comprehensive, and involves the hiring of nine direct sales personnel augmented by the distribution of advertising and promotional materials. In addition, trade shows and "show and tells" will be part of the strategy. Merlin believes that the combination of the Merlin Website, advertising, trade shows and a telemarketing campaign will be effective in gaining sales for its products.

The Company's cash requirements for the 12 months ending December 31, 2001 are estimated at $4,000,000. The Company anticipates that it will be able to meet these cash requirements by raising additional equity funds through private placements. The cash requirements of $4,000,000 are based on the Company's estimates for operational costs in the 12 months ended December 31, 2001.

Research  and  Development

The Company has not expended any funds to date on the research and development of the Company. Merlin estimates that it has expended $121,000 on the development of its current software programs. Following the Acquisition, the Company anticipates that it will require $1,800,000 to fund the continued development and enhancement of PerfectBACKUP+, HotWireFAX and the Option Source Project. The Company anticipates that it will expend $200,000 on the continued development and enhancement of PerfectBACKUP+, $165,000 on the continued development and enhancement of HotWireFAX and $1,435,000 on the development and operation of the Open Source Project.

Product  Development

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, Merlin believes that its future success depends on its ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional solutions to existing customers. In particular, Merlin believes it must continue to respond quickly to users' needs for broad functionality and ease of use.

Merlin's strategy is to continue to enhance PerfectBackup+'s and HotWireFAX's functionality through new releases and new feature development to meet the continually advancing requirements of its customers. At the same time, Merlin may seek to acquire and develop new products to meet the needs of a broader group of users.

There can be no assurance that Merlin will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of any new features or products, or that its new features or products will adequately meet the requirements of the marketplace and achieve market acceptance.
Additionally, Merlin's product development staff will be under increased pressure to offer its products that operate on different vendor's Linux and Unix based operating systems. Due to the complexity of the product, it is extremely difficult to fully test PerfectBACKUP+ and HotWireFAX in all possible environments and, although Merlin employs a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If Merlin is unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition will be materially adversely affected. See "Factors That May Affect Future Results" in "Item 6 - Management Discussion and Analysis or Plan of Operation".

Employees

As of March 15, 2000, the Company had 4 full-time employees, including its President and Chief Executive Officer (Robert Heller), its Secretary and Chief Information Officer (Gary Heller) and its Treasurer and Vice President of Sales (Shelley Montgomery). Following the Acquisition, the Company assumed all of Merlin's employees, which included 4 full-time employees, 4 full-time programmers, 5 consultants and 2 administration staff.

The Company plans on hiring a number of individuals in the next twelve months including Chief Operating Officer, Chief Technology Officer, Vice President Marketing, OEM Sales Manager, Channel Sales Manager, two account managers and sales representatives and three office and executive assistants.

Purchase  or  Sale  of  Equipment

Following the Acquisition, the Company does not anticipate that it will expend any significant amount on equipment for its operations. However, the Company will have more ongoing purchases of computer hardware and software.

FACTORS  THAT  MAY  AFFECT  THE  COMPANY'S  FUTURE  RESULTS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those statements. Readers are referred to "Products", "Sales and Marketing", "Product Development", "Competition", "Product Protection" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Annual Report as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's and Merlin's actual results or performance to differ materially from those contained in the forward looking statements. The following discussion relates to the factors which may substantially affect the business to be carried on by the Company and Merlin, since the Acquisition has been completed.

THE  COMPANY  MAY  NOT  BE  SUCCESSFUL  IN  THE  OPEN  SYSTEMS  MARKET

The future success of the Company's business is substantially dependent on its ability to generate revenues from its product offerings. In February and March of 2000, Merlin entered into various distribution and reseller agreements to distribute or bundle PerfectBackup+ in the United States, India and Europe. While these agreements are significant, there can be no assurance that the Company will be successful in their efforts to generate revenues from these agreements. Additionally, the software application market is characterized by rapid technological growth and intense competition. The Company may not have the financial or personnel resources to effectively capitalize on, and continue with, its early and limited success in this market.

THE COMPANY IS DEPENDENT ON RESELLERS AND IF THE COMPANY IS NOT SUCCESSFUL IN EXPANDING ITS DISTRIBUTION CHANNELS, ITS ABILITY TO GENERATE REVENUES WILL BE HARMED

The Company's growth will be dependent on its ability to expand its third-party distribution channels to market, sell and distribute its software products. The Company is currently investing, and intends to continue to invest, significant resources to develop these distribution channels, which could materially adversely affect the Company's ability to generate revenues. The Company has only limited experience in marketing its products through distributors and resellers. Additionally, the Company will have no control over its third-party distributors. There can be no assurance that the Company will be successful in its efforts to generate revenue from these distribution channels, nor can there be any assurance that it will be successful in recruiting new organizations to represent it and its products.

In February and March of 2000, Merlin entered into various distribution and reseller agreements to distribute and/or bundle its software products in the United States, India and Europe. While the Company believes that these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license its products in volumes anticipated by the Company.

Further, these agreements are the Company's only significant distribution agreements to date. While the Company's strategy is to enter into additional agreements with resellers and distributors, it may not be able to successfully attract additional vendors to distribute its products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would significantly harm its business.

These additional investments and responsibilities will require the Company to expend substantial resources and may require it to divert employees from other projects to provide the support services and development efforts required to provide products and services to these third party vendors and other new third parties, if any.

THE COMPANY'S MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN ITS MARKET MAY LEAD TO A REDUCTION IN ITS PRICES, REVENUES AND MARKET SHARE

The Company may experience intense competition from other software development companies and the market is rapidly changing. The Company believes that its ability to compete successfully depends on a number of factors, including the performance, price and functionality of its products relative to those of its competitors. Most of the Company's competitors are larger and have greater financial, technical, marketing, support and other resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company. In addition, the software industry is characterized by low barriers to entry. There can be no assurance that the Company's current competitors or any new market entrants will not develop software products that offer significant performance, price, or other advantages over the Company's products. In addition, operating system vendors could introduce new or upgrade existing operating systems or environments that include similar software programs to those offered by the Company, which could render its products obsolete and unmarketable. The Company may not be able to successfully compete against current or future competitors which could significantly harm its business.

THE COMPANY ANTICIPATES THAT A SIGNIFICANT PORTION OF ITS REVENUES WILL BE DERIVED FROM A SINGLE PRODUCT AND IF THAT PRODUCT FAILS TO ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, THE COMPANY'S BUSINESS MAY BE SIGNIFICANTLY HARMED

The Company expects that a substantial portion of its revenue in future periods will be derived from its PerfectBACKUP+ software application. The Company expects that the PerfectBACKUP+ product and its extensions and derivatives will account for a substantial majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of PerfectBACKUP+ is, therefore, critical to its future success. Failure to achieve broad market acceptance of PerfectBACKUP+, as a result of competition, technological change, or otherwise, would significantly harm its business. The Company's future financial performance will depend in significant part on the successful development, introduction and market acceptance of PerfectBACKUP+ and its product enhancements. There can be no assurance that the Company will be successful in marketing PerfectBACKUP+ or any new products, applications or product enhancements, and any failure to do so would significantly harm its business.

THE  MARKET  FOR  THE COMPANY'S PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL
CHANGE AND THE COMPANY MAY NOT BE ABLE TO DEVELOP OR MARKET NEW PRODUCTS TO RESPOND TO SUCH CHANGE

The market for the Company's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, its success depends upon the Company's ability to continue to enhance existing products, respond to changing customer requirements and rapidly develop and introduce new products that keep pace with technological developments and emerging industry standards.

Additionally, other operating systems, such as Windows NT, may significantly affect deployment of Unix and Linux systems for business critical applications. A significant portion of the Company's revenue will be derived from Unix and Linux based computer systems for the foreseeable future. A significant decline in sales of Unix and Linux based systems would decrease the demand for the Company's products and would significantly harm its business. Finally, the Company may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, the Company may experience difficulties that could delay or prevent the successful development, introduction and sale of these products, and any such new products or product enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance.

THE COMPANY HAS A HISTORY OF LOSSES AND ANTICIPATES FURTHER SIGNIFICANT LOSSES AND CANNOT ASSURE THAT IT WILL ACHIEVE PROFITABILITY

The Company and Merlin have each incurred operating losses since inception and cannot be certain that it will generate revenue sufficient to achieve profitability. The Company expects to continue to incur significant losses for the foreseeable future and these losses may be higher than its current losses. The Company cannot be certain when or if it will achieve profitability. Failure to become and remain profitable may adversely affect the market price or the Company's common stock and its ability to raise capital and continue operations.

FURTHER  CAPITAL  NEEDS;  UNCERTAINTY  OF  ADDITIONAL  FINANCING

From inception, the Company and Merlin have financed its operations through sales of equity securities. The Company's existing capital resources are adequate to maintain its current operations through June, 2000. However, the Company will require substantial additional financing to implement its current plans to expand its operations and fund its long-term product development. The Company has been actively seeking financing to expand its operations. If any planned financing fails to close and the Company is are unable to obtain alternative financing as needed, its long- term product development and commercialization programs would be delayed or prevented and the Company may be required to curtail its operations.

PENNY  STOCK  RULES

The Company's common shares are subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Company's common shares and may affect the secondary market for the Company's common shares. These rules could also hamper the Company's ability to raise funds in the primary market for the Company's common shares.

NATURE  OF  THE  COMPANY'S  PRESENT  OPERATIONS

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of Merlin. Merlin has a limited operating history, as it was incorporated on June 25, 1999. As a result, the Company cannot ensure that it will be a commercially or economically viable business operation. It will face all of the risks inherent in a new business, the majority of which are beyond the control of the management of both the Company and Merlin.

RECENT  MARKET  DEVELOPMENT

The markets for Merlin's products and services have only recently begun to develop. Demand and market acceptance for software products developed under the open source development model and services relating to these products are subject to a high level of uncertainty and risk. Few open source software products have gained widespread commercial acceptance. This is partly due to the lack of viable open source industry participants to offer adequate service and support on a long term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. Finally, there are currently few widely available commercial applications built for use with open source operating systems, such as those based on the Linux kernel. If open source software should fail to gain widespread commercial acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

INTERNET  AVAILABILITY

Merlin's historical business has been based on the sale of the official versions of PerfectBACKUP+. Using a standard telephone connection, a user can currently download PerfectBACKUP+ from the Internet free of charge. Although the distribution of free older versions over the Internet has proved to be an excellent way in which to attract future paying customers, the Company would prefer users to purchase the official versions. To avoid significant download time, users can purchase the shrink-wrapped version of PerfectBACKUP+. If hardware and data transmission technology advances in the future to the point where increased bandwidth allows PerfectBACKUP+ to be more quickly downloaded from the Internet, users may no longer choose to purchase the latest release of PerfectBACKUP+. Any resulting decrease in product revenue as a result, if significant, could have a material adverse effect on the Company's business, operating results and financial condition.

DIFFICULTIES  IN  DEPLOYING  THE  COMPANY'S  PRODUCTS

Deployment of the Company's products often involves a significant commitment of resources, financial and otherwise, by its customers. The deployment process can be lengthy due to the size and complexity of the Company's products and the need to purchase and install new applications. If the Company fails to attract and retain services personnel, the failure of companies with which Merlin has relationships to commit sufficient resources towards deploying its products, or a delay in deployment for any other reason could result in dissatisfied customers. This could have a material adverse effect on the Company's reputation and on the Merlin brand, which in turn could materially adversely affect the Company's business, operating results and financial condition.

LIMITED  OPERATING  HISTORY/EARLY  STAGE  COMPANY

Merlin was incorporated on June 25, 1999, and accordingly, both the Company and Merlin have a relatively limited operating history upon which potential investors in the Company can evaluate its business and prospects. Investors must consider the Company's prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

FLUCTUATION  OF  QUARTERLY  RESULTS/DIFFICULTY  IN FORECASTING QUARTERLY RESULTS

Due to the Company's and Merlin's limited operating history and the unpredictability of the software industry generally, the Company's predicted revenue and net income (loss) may fluctuate significantly from quarter to quarter and, as a result, are difficult to forecast. The Company bases its current and projected future expense levels in part on its estimates of future revenue. The Company's expenses are to a large extent fixed in the short term. It may not be able to adjust its spending quickly if revenues fall short of the Company's expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on the Company's net income
(loss) for that quarter. Further, the Company may make pricing, purchasing, service, marketing, acquisition or financing decisions that could adversely affect its business, operating results and financial condition. The Company's quarterly operating results will fluctuate for many reasons, including:

- the Company's ability to retain existing customers, attract new customers and satisfy its demand;
-     changes  in  gross  margins  of  current and future products and services;
-     the  timing of the release of upgraded versions of the Company's products;
- introduction of new products and services by the Company or the its competitors;
- changes in the market acceptance of Linux and Unix-based operating systems and software programs;

-     changes  in  the  usage  of  the  Internet  and  online  services;
- timing of upgrades and developments in the Linux kernel and other open source software products;
- the effects of acquisitions and other business combinations, including one-time charges, goodwill amortization and integration expenses or difficulties; and
- technical difficulties or system downtime affecting the Internet or the Website.

For these reasons, investors should not rely on period-to-period comparisons of the Company's financial results to forecast its future performance. The Company's future operating results may fall below expectations of securities analysts or investors, which would likely cause the trading price of the Company's common stock to decline significantly.

STRAIN  ON  RESOURCES  AS  A  RESULT  OF  RAPID  GROWTH

Since Merlin's incorporation, it has experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on its resources. The Company expects that its anticipated growth will further strain management, operational and financial resources. The Company's management team has had limited experience managing a rapidly growing company on either a public or private basis. To accommodate its anticipated growth, the Company must:

- improve existing and implement new operational and financial systems, procedures and controls;
- hire, train and manage additional qualified personnel, including sales and marketing, professional services and software engineering and development personnel; and
- effectively manage multiple relationships with its customers, suppliers and other third parties.

The Company may not be able to install and implement adequate operational and financial systems, procedures and controls in an efficient and timely manner, and the Company's current or planned systems, procedures and controls may not be adequate to support its future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on management and internal resources. In addition, if the Company grows internationally, as it intends, it will have to expand its worldwide operations and enhance its communications infrastructure. Any delay in the implementation of, or any disruption in the transition to, new or enhanced systems, procedures or controls could adversely affect the Company's ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis. The Company's inability to manage growth effectively could have a material adverse effect on its business, operating results and financial condition.

KEY  EMPLOYEES

The Company's future success depends on the continued services of its key officers, including Robert Heller (President and CEO), Gary Heller (CIO and Secretary) and Shelley Montgomery (Vice President of Sales and Treasurer). The loss of the technical knowledge and industry expertise of any of these people could seriously impede the Company's success. Moreover, the loss of one or a group of the Company's key employees, particularly to a competitor, and any resulting loss of customers to a competitor could materially adversely affect the Company's business, operating results and financial condition.

COMPETITION  -  LINUX  AND  UNIX-BASED  PRODUCTS  AND  TOOLS

The market for Linux and Unix-based products and tools is new, rapidly evolving and intensely competitive. The Company expects competition to persist and intensify in the future. The Company expects the number of suppliers of Linux and Unix-based software applications to grow as Linux and Unix-based operating systems gain increased market share from its competition. In addition, there are a number of companies with large customer bases and greater financial resources and name recognition, such as Sun Microsystems, Corel and Cygnus

Solutions, that have indicated a growing interest in the market for Linux and Unix-based products and tools. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than the Company. Barriers to entry are minimal and accordingly, it is possible that new competitors or relationships among competitors may emerge and rapidly acquire significant market share. These companies may be able to leverage their existing service organizations and provide higher levels of support on a more cost-effective basis than the Company. If the Company is not able to compete successfully with current or future competitors, its business, operating results and financial condition will be materially adversely affected.

ESTABLISHMENT  AND  MAINTENANCE  OF  BUSINESS  RELATIONSHIPS

The Company's success depends on its ability to continue to establish and maintain distribution, reseller and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers in order to offer products and services to a larger customer base than the Company could otherwise reach through direct sales and marketing efforts. The Company must develop and expand its distribution channels through relationships with original equipment manufacturers (OEMs) and value-added resellers (VARs). If the Company is unable to maintain its existing relationships or enter into additional relationships, it will have to devote substantially more resources to the distribution, sale and marketing of its products than it otherwise intends to, and the Company's business, operating results and financial condition would be materially adversely affected.

The Company's existing relationships do not, and any future relationships may not, afford the Company any exclusive marketing or distribution rights. The companies with which Merlin currently has such relationships are free to pursue alternative technologies and to develop alternative products in addition to or in lieu of its products, either on their own or in collaboration with others, including the Company's competitors. The Company cannot guarantee that its resellers and distributors will market the Company's products effectively or continue to devote the resources necessary to provide effective sales, marketing and technical support. In order to support and develop leads for the Company's distribution channels, it plans to expand its field sales and support staff significantly. The Company cannot guarantee that it will be able to successfully complete this internal expansion, that the revenue generated from this expansion will exceed its cost or that the Company's expanded sales and support staff will be able to compete successfully against the significantly more extensive and better-funded sales and marketing operations of many of our current or potential competitors. The Company's inability to effectively manage the expansion of its sales and support staff, or its programming staff, would materially adversely affect the Company's business, operating results and financial condition.

INTERNATIONAL  EXPANSION

The Company plans to expand its presence in foreign markets, and indeed has done so through agreements with such companies as Italsel SRI (Italy), G.T. Enterprises (India) and Hanmi Information & Communications Co. Ltd. (Korea). The Company has little experience in marketing and distributing products or services for these markets and there can be no assurance that any revenues will be generated as a result of such agreements. As the Company expands its international operations, it will face a number of additional risks associated with the conduct of business overseas, including:

- difficulties relating to the management and administration of a globally-dispersed business;
-     fluctuations  in  exchange  rates;
-     the  burdens  of  complying  with  a  wide  variety  of  foreign  laws;
- the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property rights;
- reductions in business activity during the summer months in Europe and certain other parts of the world;

-     export  controls;
-     multiple  and  possibly  overlapping  tax  structures;
-     changes  in  import/export  duties  and  quotas;  and
-     economic  or  political  instability  in  some  international  markets.

NEW  BUSINESS  COMBINATIONS/ALLIANCES

The Company may expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

- difficulty assimilating the operations, technology and personnel of the combined companies;
-     disruption  of  the  Company's  ongoing  business;
-     problems  retaining  key  technical  and  managerial  personnel;
- one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;
-     potential  dilution  to  the  Company's  stockholders;
-     additional  operating  losses  and  expenses  of  acquired businesses; and
- impairment of relationships with existing employees, customers and business partners.

The Company's inability to address these risks could have a material adverse effect on its business, operating results and financial condition.

COMPETITION  FOR  SKILLED  PERSONNEL

The Company's future performance also depends upon its ability to attract and retain highly qualified programming, technical, sales, marketing and managerial personnel. There is intense competition for skilled personnel, particularly in the field of software engineering. If the Company does not succeed in retaining its personnel or in attracting new employees, its business could suffer significantly.

NEED  FOR CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET'S INFRASTRUCTURE

The success of the Company's Internet strategy will depend in large part on the continued development and maintenance of the infrastructure of the Internet. Because global commerce and the online exchange of information is new and evolving. the Company cannot predict with any certainty that the Internet will be a viable commercial marketplace in the long term. The Internet has experienced, and it may continue to experience, significant growth in number of users and amount of traffic. To the extent that the Internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements of users, it may not be able to support the demands placed upon it by such growth, and its performance and reliability may suffer. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face similar outages and delays in the future. Any outage or delay could affect the level of Internet usage, as well as the level of traffic on the Website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected.

Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage Merlin's computer hardware systems. In addition, although Merlin has implemented network security measures, its servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect its systems and the Website. Although Merlin has tried to prevent unauthorized access to its systems, it cannot eliminate this risk entirely. The Company's business could be adversely affected if Merlin's systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate it for any losses that may occur due to failures or interruptions in the Company's systems. It does not presently have any secondary "off-site" systems or a formal disaster recovery plan. The Website must accommodate a high volume of traffic and deliver frequently updated information. The Website has in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on Merlin's business. These types of occurrences in the future, however, could materially adversely affect its reputation and brand name and could cause users to perceive the Website as not functioning properly. Under these circumstances, the Company's customers could choose another website or other methods to obtain Linux or Unix-related information.

POSSIBILITY  OF  PRODUCT  DEFECTS

Despite testing, errors may be found in the Company's products after commencement of commercial shipments. If errors are discovered, the Company may not be able to successfully correct them in a timely manner or at all. Errors and failures in the Company's products could result in a loss of, or delay in, market acceptance of its products and could damage its reputation and ability to convince commercial users of the benefits of Linux or Unix-based operating systems and other open source software products. In addition, the Company may need to make significant expenditures of capital resources in order to eliminate errors and failures. Although the license agreements with the Company's customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, the Company's insurance policies may not adequately limit its exposure with respect to this type of claim. A product liability claim, even if unsuccessful, could be costly and time consuming. Claims related to the occurrence or discovery of these types of errors or failures could have a material adverse effect on the Company's business, operating results and financial condition.

INFRINGEMENT  CLAIMS

The Company may be subject to future litigation based on claims that its products infringe the intellectual property rights of others. Claims of infringement could require that the Company reengineer its products or seek to obtain licenses from third parties in order to continue offering its products. In addition, an adverse legal decision affecting the Company's intellectual property, or the use of significant resources to defend against this type of claim, could materially adversely affect the Company's business, operating results and financial condition.

TRADEMARK  PROTECTION

There is no assurance that patent, copyright and trademark registration or protection for Merlin's intellectual property will be available, and therefore the Company may have little or no protection for its intellectual property assets, comprising the main business assets of the Company.

Merlin's software technology, business tools, consumer products and its other intellectual property are important to the Company's continued operations and success. The Company's efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate its software technology, business tools and consumer products or other proprietary information. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights or to determine the validity and scope of its intellectual property, which could be time consuming and costly. The Company could also be subjected to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert the Company's attention from its continued operations. If the Company becomes liable to any third parties for such claims, it could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

ITEM  7.     FINANCIAL  STATEMENTS.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached hereto and are found immediately following the text of this Annual Report. The Report of Independent Accountants of BDO Dunwoody LLP, Chartered Accountants, on the audited financial statements for the fiscal years ended December 31, 1999 and 1998 is included herein immediately preceding the audited financial statements.

The  Company's  Audited  Financial  Statements  include:

     Report  of  Independent  Accountants,  dated  March  24,  2000.
     Balance  Sheet  at  December  31,  1999.
     Statement of Operations for the Years Ended December 31, 1999 and 1998, and for the period from August 30, 1995 (inception) to December 31, 1999.
     Statement of Changes in Capital Deficit for the Years Ended December 31, 1999 and 1998, and for the period from August 30, 1995 (inception) to December 31, 1999.
     Statement of Cash Flows for the Years Ended December 31, 1999 and 1998, and for the period from August 30,1995 (inception) to December 31, 1999.
     Summary  of  Significant  Accounting  Policies.
     Notes  to  the  Financial  Statements.

Merlin's  Audited  Financial  Statements  include:

     Auditor's Report of BDO Dunwoody LLP, dated February 18, 2000. Comments by Auditors for U.S. Readers on Canada - U.S. Reporting
Differences,  dated  February  18,  2000.
     Balance  Sheet  at  December  31,  1999.
     Statement of Changes in Capital Deficit for the period from June 25, 1999 (inception) to December 31, 1999.
     Statement of Operations for the period from June 25, 1999 (inception) to December 31, 1999.
     Statement of Cash Flows for the period from June 25, 1999 (inception) to December 31, 1999.
     Summary  of  Significant  Accounting  Policies.
     Notes  to  the  Financial  Statements.

Prior to the Acquisition, the Company was not operating, and had no assets and no revenue during 1999. Pro-forma financial statements, which serve to state the results of 1999 as if Merlin and the Company had combined operations during 1999, therefore, will not differ in any material way from the audited financial statements of Merlin; therefore, the Company has not included separate pro-forma financial statements.

MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(FORMERLY  AUSTIN  LAND  &  DEVELOPMENT,  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998

MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(FORMERLY  AUSTIN  LAND  &  DEVELOPMENT,  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998
  CONTENTS
  --------
REPORT  OF  INDEPENDENT  ACCOUNTANTS
FINANCIAL  STATEMENTS
     Balance  Sheet
     Statements  of  Operations
     Statements  of  Changes  in  Capital  Deficit
     Statements  of  Cash  Flows
     Summary  of  Significant  Accounting  Policies
     Notes  to  the  Financial  Statements

REPORT OF INDEPENDENT ACCOUNTANTS

TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(FORMERLY  AUSTIN  LAND  &  DEVELOPMENT,  INC.)

We have audited the Balance Sheet of Merlin Software Technologies International, Inc. (formerly Austin Land & Development, Inc.) (a development stage company) as at December 31, 1999, the Statements of Operations, Changes in Capital Deficit and Cash Flows for the years ended December 31, 1999 and 1998 and for the period from August 30, 1995 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Merlin Software Technologies International, Inc. (formerly Austin Land & Development) (a development stage company) as at December 31, 1999 and the related statements of Operations, Changes in Capital Deficit and Cash Flows for the years ended December 31, 1999 and 1998 and for the period from August 30, 1995 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered  Accountants
Vancouver,  Canada
March  24,  2000


MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31                                            1999
--------------------------------------------------------------
ASSETS
DUE FROM MERLIN SOFTWARE TECHNOLOGIES INC. (Note 3)  $675,000
--------------------------------------------------------------
LIABILITIES AND CAPITAL DEFICIT
LIABILITIES
CURRENT
Accounts payable and accrued liabilities. . . . . .  $ 15,000
ADVANCES FOR STOCK SUBSCRIPTIONS (Note 3) . . . . .   675,000
                                                  -----------
                                                      690,000
                                                  -----------
CAPITAL DEFICIT
Share capital
Authorized
50,000,000   common shares, $.001 par value
Issued
  7,410,000   common shares . . . . . . . . . . . .     7,410
Deficit accumulated during the development stage. .   (22,410)
                                                  -----------
                                                      (15,000)
                                                  -----------
                                                     $675,000
                                                  ===========

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
                                                                           August 30
                                                                                1995
                                                       Years Ended    (Inception) to
                                                       December 31       December 31
-------------------------------------------------------------------------------------
                                                   1999           1998          1999

EXPENSES
Professional fees . . . . . . . . . . . . . . . .  $        14,210  $      825  $20,640
Amortization. . . . . . . . . . . . . . . . . . .                -          72      360

NET LOSS FOR THE PERIOD . . . . . . . . . . . . .  $        14,210  $      897  $21,000
                                                   ------------------------------------
LOSS PER SHARE. . . . . . . . . . . . . . . . . .  $             -  $        -
                                                   ---------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . .        7,410,000   7,410,000
                                                   ---------------------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.





MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN CAPITAL DEFICIT


                                                                               Deficit
                                                                             Accumulated
                                                          Common Stock         in the      Total
                                                         ------------        Development   Capital
                                                      Shares        Amount     Stage       Deficit
                                                 ---------------------------------------------------
Issuance of common shares for
  cash at $0.001 on August 30, 1995
  (incorporation) . . . . . . . . . . . . . . . .     6,000,000  $      6,000  $      -   $  6,000

Retroactive adjustment for January
2000 stock split                                      1,410,000         1,410    (1,410)         -
                                                 ---------------------------------------------------
(Note 4)                                              7,410,000         7,410    (1,410)     6,000

Net loss for the period from August
30, 1995 (incorporation) to December
31,1997                                                       -             -    (5,893)    (5,893)
                                                 ---------------------------------------------------

BALANCE, January 1, 1998. . . . . . . . . . . . .     7,410,000         7,410    (7,303)       107
Net loss for the year ended December
31, 1998                                                      -             -      (897)      (897)
                                                 ---------------------------------------------------
BALANCE, December 31, 1998. . . . . . . . . . . .     7,410,000         7,410    (8,200)      (790)
Net loss for the year ended December
31, 1999                                                      -             -   (14,210)   (14,210)
                                                 ---------------------------------------------------
BALANCE, December 31, 1999. . . . . . . . . . . .     7,410,000  $      7,410  $(22,410)  $(15,000)
                                                 ---------------------------------------------------


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
                                                                              August 30
                                                                                   1995
                                                        Years Ended      (Inception) to
                                                        December 31         December 31
                                                      -----------------  --------------
                                                      1999         1998      1999

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . .  $       (14,210)  $(897)  $ (21,000)
Adjustment to reconcile net loss
  to net cash used in operating activities
Amortization of incorporation costs . . . . . . .              120      72         360
Increase in accounts payable and accrued
  liabilities . . . . . . . . . . . . . . . . . .           14,090     825      15,000
                                                  -------------------------------------
                                                                 -       -      (5,640)
                                                  -------------------------------------
FINANCING ACTIVITIES
Issuance of common stock. . . . . . . . . . . . .                -       -       6,000
Advances for stock subscriptions. . . . . . . . .          675,000       -     675,000
                                                  -------------------------------------
                                                           675,000       -     681,000
                                                  -------------------------------------
INVESTING ACTIVITIES
Advances to Merlin Software
  Technologies Inc. . . . . . . . . . . . . . . .         (675,000)      -    (675,000)
Incorporation costs . . . . . . . . . . . . . . .                -       -        (360)
                                                  -------------------------------------
                                                          (675,000)      -    (675,360)
                                                  -------------------------------------
CASH, beginning and end of period . . . . . . . .  $             -   $   -   $       -
                                                  -------------------------------------


   The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER  31,  1999  AND  1998
------------------------------


BASIS OF PRESENTATION     These financial statements are expressed in US dollars
and are prepared in accordance with accounting principles generally accepted in the United States.
     The  Company  has  selected  December  31  as  its  fiscal  year  end.

FINANCIAL INSTRUMENTS The Company's financial instruments consist of amounts advanced to Merlin Software Technologies Inc. and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate carrying values since they are short-term in nature.

INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using the enacted rates in effect in the years in which the differences are expected to reverse.

LOSS PER SHARE Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.
     All share amounts contained in these financial statements retroactively reflect the effect of the stock split completed in January 2000 (Note 4).

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS

COMPREHENSIVE  INCOME     SFAS  No.  130,  "Reporting  Comprehensive  Income",
establishes  standards  for  reporting  and presentation of comprehensive income
(loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the years ended December 31, 1999 and 1998 equalled the net loss for the years.

NEW  ACCOUNTING
PRONOUNCEMENTS In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
DECEMBER  31,  1999  AND  1998
------------------------------

1.     NATURE  OF  BUSINESS  AND  CONTINUED  OPERATIONS

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. The Company currently has no operations and in accordance with SFAS 7, is considered a development stage company. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement (Note 2).

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 1999, the Company has recognized no revenue and has accumulated operating losses of $21,000 since its inception. The continuation of the Company is dependent upon the conclusion of the acquisition of Merlin Software Technologies Inc. (Note 2) as well as the continuing financial support of creditors and stockholders and obtaining long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $25 million within the upcoming year. Amounts raised will be used to further development of the target company's product, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.     ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

On January 14, 2000, the Company signed a letter of intent with the principal stockholders of Merlin Software Technologies Inc. ("Merlin Private Co."), a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. The letter of intent will form the basis for a share exchange agreement subject to the satisfaction of certain specified conditions. Terms of the agreement have the Company acquiring all the issued and outstanding shares of Merlin Private
Co. at the closing date on a one-for-one basis in exchange for its common shares. At December 31, 1999, Merlin Private Co. had 7,900,000 issued shares of common stock. Subsequent to December 31, 1999, Merlin Private Co. entered into agreements to issue a further 86,665 units of its common stock. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $2 per share until expiry in March 2002. The Company will also exchange stock options (Note 5) and warrants outstanding in Merlin Private Co. for commitments to issue its stock under similar terms to those existing in Merlin Private Co.

The transaction will be accounted for as a recapitalization of the Company using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date will be presented as a continuation of Merlin Private Co. The value assigned to common stock issued by the Company on acquisition will be determined based on the fair value of the net assets of the Company at the date of acquisition.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS

3.     DUE  FROM  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

In December 1999, the Company advanced $675,000 to Merlin Private Co. out of the proceeds of a $1.275 million private placement expected to be completed in 2000. The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The remaining $600,000 from this private placement was advanced to Merlin Private Co. by the Company in January 2000 under similar terms.

The private placement will result in the issuance of 850,000 units at $1.50 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock for two years at $2 per share. $675,000 of the proceeds were received in December 31, 1999 with the remaining $600,000 received in January 2000.

4.     SHARE  CAPITAL

On January 10, 2000, the Company forward split its issued and outstanding common stock on a 1.235:1 basis. On January 18, 2000, the Company redeemed and cancelled 3,809,975 shares of common stock for no consideration.

5.     STOCK  OPTIONS

On November 1, 1999, Merlin Private Co.'s Board of Directors approved a 1999 Stock Option Plan. The Plan provides for the granting of stock options to key employees and consultants to purchase up to 3,000,000 common shares of Merlin Private Co. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Merlin Private Co.'s common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Merlin Private Co.'s stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Merlin Private Co.'s common stock). Unless otherwise specified by the Board of Directors, stock-options shall vest at the rate of 25% per year starting one year following the granting of options.

In 1999, Merlin Private Co.'s Board of Directors approved the granting of 931,000 stock options with an exercise price of $1 per share and expiring in 2001. The options granted vest over periods from the date of grant to 12 months subsequent to commencement of services. At December 31, 1999, 761,000 stock options were granted and remained outstanding of which 387,800 were exercisable on that date. Subsequent to December 31, 1999, Merlin Private Co. granted a further 20,000 options under the same terms and entered into an employment agreement committing to grant 150,000 options under the same terms.

Pursuant to the Plan, such options are transferrable to the Company under similar terms should the share exchange close.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS

6.     INCOME  TAXES

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

                                                       1999           1998

Tax  loss  carryforwards                        $     7,100         $    2,300
Valuation allowance                                  (7,100)            (2,300)

                                                $         -         $         -
                                                ===============================
The provision for income taxes differs from the amount estimated using the federal statutory income tax rate as follows:

                                                       1999          1998

Provision  (benefit)  at  federal  statutory
rate                                            $    (4,800)        $     (300)
Increase  in  valuation  allowance                    4,800                300
                                                ------------------------------
                                                $         -          $       -
                                                ==============================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 1999, the Company had losses available for income tax purposes of approximately $21,000 which will expire between 2015 and 2019.

7.     COMMITMENTS

In March 2000, the Company entered into management agreements with its officers. Amongst other matters, terms of the management agreements require that the Company pay to the officers amounts aggregating $672,000 plus 1.9 million shares of common stock in the event of a change of control of the Company.

MERLIN  SOFTWARE  TECHNOLOGIES  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
FOR  THE  PERIOD  FROM  JUNE  25,  1999
(INCORPORATION)  TO  DECEMBER  31,  1999

     MERLIN  SOFTWARE  TECHNOLOGIES  INC.
     (A  DEVELOPMENT  STAGE  COMPANY)
     FINANCIAL  STATEMENTS
     FOR  THE  PERIOD  FROM  JUNE  25,  1999
     (INCORPORATION)  TO  DECEMBER  31,  1999
CONTENTS
--------
AUDITORS'  REPORT
COMMENTS  BY  AUDITORS  FOR  U.S.  READERS
  ON  CANADA-U.S.  REPORTING  DIFFERENCE
FINANCIAL  STATEMENTS
     Balance  Sheet
     Statement  of  Changes  in  Capital  Deficit
     Statement  of  Operations
     Statement  of  Cash  Flows
     Summary  of  Significant  Accounting  Policies
     Notes  to  the  Financial  Statements

AUDITORS' REPORT

TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
MERLIN  SOFTWARE  TECHNOLOGIES  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

We have audited the Balance Sheet of Merlin Software Technologies Inc. (a development stage company) as at December 31, 1999, the Statements of Changes in Capital Deficit, Operations and Cash Flows for the period from June 25, 1999
(incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for the period from June 25, 1999 (incorporation) to December 31, 1999 in accordance with accounting principles generally accepted in the United States.

/S/  BDO  DUNWOODY  LLP
Chartered  Accountants
Vancouver,  Canada
February  18,  2000

                                           COMMENTS BY AUDITORS FOR U.S. READERS
                                            ON CANADA-U.S. REPORTING DIFFERENCES

TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
MERLIN  SOFTWARE  TECHNOLOGIES  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the stockholders dated February 18, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/S/  BDO  DUNWOODY  LLP
Chartered  Accountants

Vancouver,  Canada
February  18,  2000


MERLIN SOFTWARE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31                                                          1999
-----------------------------------------------------------------------------
ASSETS
CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  717,195
Sales taxes recoverable. . . . . . . . . . . . . . . . . . . . .      18,667
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .       8,948
                                                                  ----------
                                                                     744,810
FIXED ASSETS (Note 3). . . . . . . . . . . . . . . . . . . . . .      86,564
                                                                  ----------
                                                                  $  831,374
-----------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIT
LIABILITIES
CURRENT
Accounts payable and accrued liabilities . . . . . . . . . . . .  $  136,980
Demand loans payable (Note 4). . . . . . . . . . . . . . . . . .     210,000
                                                                  ----------
                                                                     346,980
DUE TO MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC. (Note 5)     675,000
LOANS PAYABLE (Note 6) . . . . . . . . . . . . . . . . . . . . .     130,000
                                                                   ---------
                                                                   1,151,980
                                                                   ---------
CAPITAL DEFICIT
Share capital
  Authorized
1,000,000   Preferred shares, par value $0.01
50,000,000   Common shares, par value $0.001
  Issued
7,900,000    Common shares . . . . . . . . . . . . . . . . . . .       7,900
Additional paid-in capital . . . . . . . . . . . . . . . . . . .     292,122
Deficit accumulated during the development stage . . . . . . . .    (616,628)
Reduction for initial contribution of intellectual property. . .      (4,000)
                                                                    --------
                                                                    (320,606)
                                                                  -----------
                                                                  $  831,374
                                                                  ----------


   The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


MERLIN SOFTWARE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN CAPITAL DEFICIT
FOR THE PERIOD FROM JUNE 25, 1999 (INCORPORATION) TO DECEMBER 31, 1999

                                                                              Reduction        Deficit
                                                                              for Initial     Accumulated
                                                              Additional    Contribution of    During the       Total
                                         Common Stock           Paid-in      Intellectual      Development      Capital
                                  Shares          Amount        Capital        Property          Stage          Deficit
--------------------------------------------------------------------------------------------------------------------------

Initial contribution
of intellectual property
in July 1999. . . . . . . . . . . . 4,000,000      $    4,000  $     -        $   (4,000)       $    -           $         -

Private placement
for cash in July 1999
at $0.01 per share. .   . . . .     3,400,000           3,400     30,600               -              -               34,000

Private placement
for cash in August
1999 at $0.50 per
share . . . . . . . . . . . . . . . . 500,000             500    249,500              -               -              250,000

Stock option
compensation
(Note 7)                                    -               -     12,022              -               -               12,022
Net loss for the
period. . . . . . . . . . . . .             -               -          -              -         (616,628)           (616,628)
                                   ------------------------------------------------------------------------------------------
BALANCE, end of
period. . . . . . . . . . . . .     7,900,000  $         7,900 $292,122       $ (4,000)        $(616,628)          $(320,606)
                                   ------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


MERLIN SOFTWARE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 25, 1999 (INCORPORATION) TO DECEMBER 31      1999
------------------------------------------------------------------------------
EXPENSES
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,964
General and administration. . . . . . . . . . . . . . . . . . . .     268,042
Professional fees . . . . . . . . . . . . . . . . . . . . . . . .      64,907
Promotion and advertising . . . . . . . . . . . . . . . . . . . .     180,312
Research and development. . . . . . . . . . . . . . . . . . . . .      98,329
------------------------------------------------------------------------------
                                                                      619,554
INTEREST AND OTHER INCOME . . . . . . . . . . . . . . . . . . . .      (2,926)
                                                                   -----------
NET LOSS FOR THE PERIOD . . . . . . . . . . . . . . . . . . . . .  $  616,628
------------------------------------------------------------------------------
LOSS PER SHARE - basic and diluted. . . . . . . . . . . . . . . .  $     0.09
------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . . . . . . . .   7,166,666
------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


MERLIN SOFTWARE TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 25, 1999 (INCORPORATION) TO DECEMBER 31      1999
-----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . . . . . . . . . .  $ (616,628)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
   Depreciation.  . . . . . . . . . . . . . . . . . . . . . . . .       7,964
  (Increase) decrease in assets
  Sales taxes recoverable . . . . . . . . . . . . . . . . . . . .     (18,667)
Prepaid expenses and deposits . . . . . . . . . . . . . . . . . .      (8,948)
  Increase (decrease) in liabilities
Accounts payable and accrued liabilities. . . . . . . . . . . . .     136,980
-----------------------------------------------------------------------------
                                                                     (487,277)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds on demand loans. . . . . . . . . . . . . . . . . . . . .     210,000
Issuance of common stock. . . . . . . . . . . . . . . . . . . . .     284,000
Advances from Merlin Software Technologies International, Inc.. .     675,000
Proceeds on loans payable . . . . . . . . . . . . . . . . . . . .     130,000
-----------------------------------------------------------------------------
                                                                    1,299,000
-----------------------------------------------------------------------------
INVESTING ACTIVITY
Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . .     (94,528)
-----------------------------------------------------------------------------
INCREASE IN CASH DURING THE PERIOD AND CASH, end of period. . . .  $  717,195
-----------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER  31,  1999
-------------------------------------------------------------------------------

BASIS OF PRESENTATION     These financial statements are expressed in US dollars
and are prepared in accordance with accounting principles generally accepted in the United States.
     The  Company  has  selected  December  31  as  its  fiscal  year  end.

FIXED ASSETS Fixed assets are carried at cost less accumulated depreciation. Computers are depreciated using the straight-line method over their estimated useful life of three years. Furniture and fixtures and trademarks are depreciated over their estimated useful lives of five years. Acquired internal use software is capitalized and depreciated over its estimated useful life of one year.
     One  half  period's  depreciation  is  taken  in the period of acquisition.

FINANCIAL INSTRUMENTS The Company's financial instruments consist of cash, sales taxes recoverable, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, sales taxes recoverable and accounts payable and accrued liabilities approximates their carrying value, unless otherwise noted, since they are short-term in nature or they are receivable or payable on demand.
     It is not practicable to determine the fair value of amounts advanced by Merlin Software Technologies International, Inc. and other long-term loans.

INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER  31,  1999
-------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSACTIONS Transactions undertaken in currencies other than the US dollar are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in foreign currencies are then translated to US dollars using the period end rate. Any exchange gains and losses are included in the Statement of Operations.

LOSS PER SHARE Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.
     For the period from June 25, 1999 (incorporation) to December 31, 1999, total stock options of 761,000 were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

STOCK BASED COMPENSATION The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.
     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER  31,  1999
-------------------------------------------------------------------------------

SOFTWARE  DEVELOPMENT
COSTS In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To December 31, 1999, the Company's software development is in progress and commercial feasibility had not yet been established. Accordingly, all software development costs (consisting of amounts paid or payable to consultants) have been charged to the accompanying statement of operations.

REVENUE RECOGNITION Product revenues from the sale of Linux-based software is to be recognized upon shipment, except that an amount representing the value of future services including upgrades and customer support will be deferred and recognized on a pro-rata basis over the terms of the contracts. In absence of revenue history providing information as to the extent of services provided beyond the point of sale, the Company will defer half of sales proceeds on such arrangements and recognize the revenue over the term of the contracts.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

COMPREHENSIVE  INCOME     SFAS  No.  130,  "Reporting  Comprehensive  Income",
establishes  standards  for  reporting  and presentation of comprehensive income
(loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the period from June 25, 1999 (incorporation) to December 31, 1999 equalled the net loss for the period.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER  31,  1999
-------------------------------------------------------------------------------

NEW  ACCOUNTING
PRONOUNCEMENTS In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
DECEMBER  31,  1999
-------------------------------------------------------------------------------



1.     NATURE  OF  BUSINESS  AND  CONTINUED  OPERATIONS

The Company was incorporated in the state of Nevada on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. In January 2000, the Company's principal stockholders entered into a letter of intent with Merlin Software Technologies International, Inc. ("Merlin Pubco", formerly Austin Land & Development, Inc.) (Note 2), an inactive Nevada company, which would result in the Company becoming a wholly-owned subsidiary of Merlin Pubco. The common stock of Merlin Pubco is traded on the National Association of Securities Dealers Over-the-Counter
Bulletin Board ("NASD OTC:BB") and was registered with the Securities and Exchange Commission in the United States.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 1999, the Company has recognized no revenue and has accumulated operating losses of $616,628 since incorporation. The continuation of the Company is dependent upon the conclusion of the share exchange with Merlin Pubco and the continuing financial support of creditors and stockholders and obtaining long-term financing as well as the successful development of the Company's software and achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $25 million within the upcoming year. Amounts raised will be used to further development of the Company's product, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.     REVERSE  ACQUISITION  OF  MERLIN  PUBCO

On January 14, 2000, the Company's principal stockholders signed a letter of intent with Merlin Pubco, an inactive Nevada company whose common stock trades on the NASD OTC:BB. The letter of intent will form the basis for a share exchange agreement with the parties subject to the satisfaction of certain specified conditions. Terms of the agreement have Merlin Pubco acquiring all of the issued and outstanding shares of the Company at the closing date in exchange for an equal number of shares in Merlin Pubco. Merlin Pubco will also exchange stock options and warrants outstanding in the Company for commitments to issue its stock under similar terms to those existing in the Company.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
DECEMBER  31,  1999
-------------------------------------------------------------------------------

2.     REVERSE  ACQUISITION  OF  MERLIN  PUBCO  -  CONTINUED

The transaction will be accounted for as a recapitalization of the Company using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date will be presented as a continuation of the Company. The net book value of the net assets of Merlin Pubco at December 31, 1999 was $Nil as Merlin Pubco has been inactive since its incorporation in 1995. Accordingly, the value assigned to common stock issued by Merlin Pubco for the acquisition of the Company is expected to be $Nil.

3.     FIXED  ASSETS


                                      ACCUMULATED     NET BOOK
                            COST      DEPRECIATION    VALUE

Computer hardware. . .  $     46,567  $       3,880  $42,687
Furniture and fixtures        36,516          1,826   34,690
Computer software. . .         8,428          2,107    6,321
Trademarks . . . . . .         3,017            151    2,866
                        ------------------------------------
                        $     94,528  $       7,964  $86,564
                        ------------------------------------

4.     DEMAND  LOANS  PAYABLE

To December 31, 1999, the Company received unsecured, non-interest bearing demand bridge loans totalling $210,000 from subscribers to a private placement in Merlin Pubco. On January 5, 2000, a further $80,000 was advanced to the Company by these subscribers. The demand loans were repaid later in January 2000.

5.     DUE  TO  MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.

In December 1999, the Company received $675,000 from Merlin Pubco out of the proceeds of a $1.275 million private placement expected to be completed in 2000. The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The remaining $600,000 from this private placement was advanced to the Company by Merlin Pubco in January 2000 under similar terms.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
DECEMBER  31,  1999
-------------------------------------------------------------------------------


6.     LOANS  PAYABLE

Additional amounts advanced to the Company were loaned on a non-interest bearing basis without security and with no specific terms of repayment. The Company has agreed with the lenders to settle the indebtedness with the issuance of 86,667 units of the Company. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $2 per share until expiry in March 2002.

7.     STOCK  OPTIONS

On November 1, 1999, the Company's Board of Directors approved the Company's 1999 Stock Option Plan. The Plan provides for the granting of stock options to key employees and consultants to purchase up to 3,000,000 common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Unless otherwise specified by the Board of Directors, stock-options shall vest at the rate of 25% per year starting one year following the granting of options.

In 1999, the Company's Board of Directors approved the granting of 931,000 stock options with an exercise price of $1 per share and expiring in 2001. At December 31, 1999, 761,000 stock options were granted and remained outstanding of which 387,800 were exercisable on that date. Subsequent to December 31, 1999, the Company granted a further 20,000 options under the same terms and entered into an employment agreement committing to grant 150,000 options under the same terms. The options granted vest over periods from the date of grant to 12 months subsequent to commencement of services.

Pro-forma information regarding Net Loss and Loss per Share is required under SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value of options granted in the period ended December 31, 1999 was $0.08. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions: no dividends, a risk-free interest rate of 5.45%, volatility factor of the expected market price of the Company's common stock of 0.001 and a weighted average expected life of the options of 18 months.
Under the accounting provisions of SFAS No. 123, the Company recorded in general and administration expense for 1999 an amount of $12,022 representing the value of options granted to consultants during the period. Additionally, the
Company's Net Loss and Loss per Share on a pro-forma basis would be approximately $659,000 and $0.09 for the period from June 25, 1999 (incorporation) to December 31, 1999.

                                               MERLIN SOFTWARE TECHNOLOGIES INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
DECEMBER  31,  1999
-------------------------------------------------------------------------------


8.     INCOME  TAXES

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:
                                                                     1999

Tax  loss  carryforwards                                          $   210,000
Valuation allowance                                                  (210,000)
                                                                  ------------
                                                                  $        -
                                                                  ------------

The provision for income taxes differs from the amount estimated using the federal statutory income tax rate as follows:

                                                                     1999

Provision  (benefit)  at  federal  statutory  rate                $  (210,000)
Increase  in  valuation  allowance                                    210,000
                                                                  ------------
                                                                  $      -
                                                                  ------------

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 1999, the Company had losses available for income tax purposes of approximately $610,000 which will expire in 2019.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 20, 2000, the Company engaged BDO Dunwoody LLP, Chartered Accountants, to audit its financial statements for the fiscal years ended December 31, 1999 and 1998. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Barry Friedman P.C., CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. Mr. Friedman provided the Company with a letter, dated April 4, 2000, confirming that it agreed with the Company's disclosure on Form 8-K in connection with the change of accountants. The decision to change accountants was based on the appointment of new directors to the Company's Board of Directors.

The Company did not consult BDO Dunwoody LLP, Chartered Accountants, regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of March 31, 2000. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors,  executive  officers  and  other  significant  employees:



                                  DATE FIRST ELECTED OR
NAME                         POSITION HELD WITH THE COMPANY            AGE     APPOINTED
------------------  -------------------------------------------------  ---  ----------------

Robert Heller. . .  Director, CEO, and President                        45  January 19, 2000
                    -------------------------------------------------  ---  ----------------
Gary Heller. . . .  Director, Chief Information Officer and Secretary   44  January 19, 2000
                    -------------------------------------------------  ---  ----------------
Shelley Montgomery  Director, Vice President of Sales and Treasurer     43  January 19, 2000
                    -------------------------------------------------  ---  ----------------
Martin Holt. . . .  Director                                            55  January 12, 2000
==================  =================================================  ===  ================


The backgrounds and experience of the Company's directors, executive officers and other significant employees are as follows:

Robet  Heller,  President  and  Chief  Executive  Officer

Robert Heller has been the President of Merlin since its inception in June, 1999. He has been involved in the computer and software industries since 1978 and in the Internet business since 1990. He has owned his own software consulting business for over seventeen years, providing design development and management to key corporate accounts throughout the country. He is also the President of B.O.S.S. Systems Inc., a software development and consulting firm, having served in that capacity since 1986. He was the President of Express Lane Communications Corporation, an Internet service provider, for two years from 1995 until 1997. For the six years prior to 1986, Mr. Heller held various managerial positions at Radio Shack, Canada, and Tandy Corporation, U.K. where he spent six years.

Mr. Heller was educated in South Africa and England, graduating from Cauldon College of further education in the UK in 1976. Mr. Heller has completed a number of post secondary education courses through private and professional institutions. Mr. Heller has over eighteen years of experience with UNIX based software application and development. He has designed, developed and implemented systems including health care management systems, financial management software for automotive dealerships and UNIX based voice and faxmail server systems for InstaFax. Mr. Heller has also provided consulting services to N.C.R. Corporation, Xerox, Data Processing Managers Association and Unisys, and specializes in the analysis of business needs and procedures.

Gary  Heller,  Chief  Information  Officer  and  Secretary

Gary Heller is also the Vice President of Engineering of Merlin (since its inception in June, 1999), and has been involved in the computer and software industries since the late 1970s. Since 1985, he has been the President, CEO and sole shareholder for a software consulting and development company known as Unisource Systems Inc. (a Nevada corporation). From 1982 until 1985, he was the Vice President of the Boss Computer Group. Some of the major companies for whom Mr. Heller has provided services include Cylink Corporation, U.S. Department of Justice, Swiss Bank and Hewlett Packard. He has been recognized for "Excellence in Industry" for the creation of FastBack Plus Unix. Mr. Heller specializes in the creation of innovative new products resulting in state of the art technologies.

Mr. Heller was educated in South Africa and received initial training in computers from the armed forces where he was involved in cartography.

Shelley  Montgomery,  Vice  President  Sales  and  Treasurer

Shelley Montgomery is also the Vice President of Marketing of Merlin (since its inception in June, 1999), and has been involved in marketing since the early 1970s. Between 1998 and January, 1999, Ms. Montgomery was the Vice President of Marketing and a director of Agenta Systems Inc. From 1996 to 1997, she was the Vice President of Marketing and a director for Express Lane Communications Inc., an Internet service provider. From 1986 until 1996, Ms. Montgomery was President and owner of Medpro Billing Inc., a medical billing service provider and franchisor. Ms. Montgomery sold the company in 1996, and successfully undertook the development of an Internet service provider's marketing program, an on-line directory franchise marketing plan, and a franchise program for an international software company. Prior to starting Medpro Ms. Montgomery was a licensed realtor and fund administrator with Royal Trust, a division of the Royal Bank of Canada.

Martin  Holt

Martin Holt is currently employed as the President of Captain Consulting Corp., a consulting company specializing in consulting services for venture capital based companies. Between 1989 and 1998, Mr. Holt was employed as the Vice President - Administration of Britton Capital Corp., a venture capital company involved in management consulting, due diligence, marketing, promotion and initial public offering structuring services.

Robert Heller (President/CEO and Director of the Company) and Gary Heller (Secretary/Chief Information Officer and Director) are brothers. There are no other family relationships between any of the other Director or Executive Officers.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

None of the Company's directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section  16(a)  Beneficial  Ownership  Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section  16(a)  of  the  Securities  Exchange  Act  of  1934,  as  amended.

ITEM  10.          EXECUTIVE  COMPENSATION.

The Company's chief executive officer did not receive any cash or other compensation during the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer of the Company received annual salary and bonus in excess of $100,000.

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 1999 to the Company's executive officers and directors. There were no stock options outstanding as at December 31, 1999.

The Company has no formal plan for compensating its directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On March 6, 2000, the Company entered into a management agreement with Shelley Montgomery, pursuant to which Ms. Montgomery was appointed Treasurer and Vice President of Sales of the Company. Ms. Montgomery's annual salary is $96,000, together with any annual bonuses as may be determined by the Board of Directors of the Company. Ms. Montgomery's management agreement was effective January 19, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Ms. Montgomery's employment at any time for cause and on three months written notice (or ten months salary in lieu of such written notice) without cause. Pursuant to the terms of the management agreement, Ms. Montgomery is entitled to a severance payment of $192,000 or two years salary, whichever is greater, plus 500,000 common shares should there be a change of control of the Company (as that term is defined in the management agreement).

On March 8, 2000, the Company entered into a management agreement with Robert Heller, pursuant to which Mr. Heller was appointed President and Chief Executive Officer of the Company. Mr. Heller's annual salary is $120,000, together with any annual bonuses as may be determined by the Board of Directors of the Company. Mr. Heller's management agreement was effective January 19, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Mr. Heller's employment at any time for cause and on three months written notice (or twelve months salary in lieu of such written notice) without cause. Pursuant to the terms of the management agreement, Mr. Heller is entitled to a severance payment of $240,000 or two years salary, whichever is greater, plus 700,000 common shares should there be a change of control of the Company (as that term is defined in the management agreement).

On March 8, 2000, the Company entered into a management agreement with Gary Heller, pursuant to which Mr. Heller was appointed Secretary and Chief Information Officer of the Company. Mr. Heller's annual salary is $120,000, together with any annual bonuses as may be determined by the Board of Directors of the Company. Mr. Heller's management agreement was effective January 19, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Mr. Heller's employment at any time for cause and on three months written notice (or twelve months salary in lieu of such written notice) without cause. Pursuant to the terms of the management agreement, Mr. Heller is entitled to a severance payment of $240,000 or two years salary, whichever is greater, plus 700,000 common shares should there be a change of control of the Company (as that term is defined in the management agreement).

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers of the Company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Other than the management agreements discussed herein, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM  11.          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                   MANAGEMENT.

Beneficial  Ownership

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership.

Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

As of March 31, 2000, the Company had a total of 4,450,025 common shares ($0.001 par value per common share) issued and outstanding. After completion of the Acquisition, there will be 12,436,690 common shares issued and outstanding. On January 10, 2000, the Company's common stock underwent a forward stock split on a 1.235:1 basis for all record shareholders, increasing the then issued and outstanding shares from 6,000,000 to 7,410,000 common shares. In connection with the Acquisition, the former directors of the Company approved the cancellation of 3,809,975 common shares which were held by the then officers and directors.

As of March 31, 2000, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:


                                       AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP    PERCENTAGE OF CLASS(1)
------------------------------------  -----------------------  ----------------------

Cede & Co.
P.O. Box 222, Bowling Green Station
New York, NY  V5S 3T9. . . . . . . .  3,096,425 common shares                   69.6%
                                      -----------------------  ----------------------
Big Plans Investments Ltd.
Offshore Incorporations Limited
Box 957 Offshore Inc. Centre
Roadtown, Tortola, BVI . . . . . . .  250,000 common shares                      5.6%
                                      -----------------------  ----------------------
Mepol Management S.A.
Akara Bldng., 24
De Castro Street, Wickhams Cay
Roadtown, Tortola, BVI . . . . . . .  400,000 common shares                      9.0%
                                      -----------------------  ----------------------
Dan Maarsman
733 East 12th Avenue
Vancouver, BC, Canada  V5T 2T1 . . .  265,000 common shares                      6.0%
====================================  =======================  ======================

(1)     Based  on  4,450,025  common  shares  outstanding  as  of  March  31,  2000.

As of March 31, 2000, no individual director, nor the directors and executive officers as a group, owned any common shares (beneficially or otherwise), in the capital of the Company. In addition, no shares are issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options to any of the directors or executive officers of the Company. No options have been granted to directors of the Company to date.

Director's  Share  Ownership  Following  the  Acquisition

Following the Acquisition and the Share Exchange, the directors of the Company will beneficially own the following common shares:



NAME OF DIRECTOR      NUMBER OF COMMON SHARES  PERCENTAGE OF CLASS(1)
                      -----------------------  ----------------------

Robert Heller. . . .  2,350,000 common shares                   18.9%
                      -----------------------  ----------------------
Gary Heller. . . . .  2,500,000 common shares                   20.1%
                      -----------------------  ----------------------


Shelley Montgomery .  1,040,000 common shares                    8.4%
                      -----------------------  ----------------------
Martin Holt. . . . .          0 common shares                    0.0%
                      -----------------------  ----------------------
Directors as a Group  5,890,000 common shares                   47.4%
====================  =======================  ======================

(1) Based on 12,436,690 common shares outstanding on completion of the Share Exchange.


Changes  in  Control

The Company is unaware of any contract or other arrangement, other than January Letter of Intent (see "Item 1: Business Development of the Company During the Last Three Years"), the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Other than as described below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Present directors of the Company, Robert Heller, Gary Heller and Shelley Montgomery are also directors of Merlin and are accordingly interested in the January Letter of Intent, the Share Exchange and Acquisition (see "Item 1:
Business Development of the Company During the Last Three Years" for more details).

Captain Consulting Corp., the principal of which is Martin Holt, received a consulting fee of $40,000 from Merlin for consulting services.

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

There were no reports on Form 8-K filed during the Company's last fiscal quarterly period ended December 31, 1999.

On February 1, 1999, the Company filed a current report on Form 8-K announcing the January Letter of Intent, the Company's name change from "Austin Land & Development, Inc." to "Merlin Software Technologies International Inc.", the forward split of its common shares, the resignation of Eugene Koppenhaver, Douglas Ansell and Bruce N. Barton from and the appointment of Martin Holt, Robert Heller, Gary Heller and Shelley Montgomery to the Company's Board of Directors. On March 30, 2000, the Company filed an amendment to this Form 8-K to include audited financial statements for Merlin in connection with the Acquisition. Prior to the Acquisition, the Company was not operating, and had no assets and no revenue during 1999. The pro-forma financial statements, which serve to state the results of 1999 as if Merlin and the Company had combined operations during 1999, therefore, will not differ in any material way from the audited financial statements of Merlin; therefore, the Company did not include separate pro-forma financial statements.

On March 28, 2000, the Company filed a current report on Form 8-K announcing that it had engaged BDO Dunwoody LLP as its independent accountants to audit its financial statements.

Financial  Statements  Filed  as  Part  of  the  Annual  Report:

The  Company's  Audited  Financial  Statements  include:
     Report  of  Independent  Accountants,  dated  March  24,  2000.
     Balance  Sheet  at  December  31,  1999.
     Statement of Operations for the Years Ended December 31, 1999 and 1998, and for the period from August 30, 1995 (inception) to December 31, 1999.
     Statement of Changes in Capital Deficit for the Years Ended December 31, 1999 and 1998, and for the period from August 30, 1995 (inception) to December 31, 1999.
     Statement of Cash Flows for the Years Ended December 31, 1999 and 1998 and for the period from August 30, 1995 (inception) to December 31, 1999.
     Summary  of  Significant  Accounting  Policies.
     Notes  to  the  Financial  Statements.

Merlin's  Audited  Financial  Statements  include:
     Auditor's Report of BDO Dunwoody LLP, dated February 18, 2000. Comments by Auditors for U.S. Readers on Canada - U.S. Reporting
Differences,  dated  February  18,  2000.
     Balance  Sheet  at  December  31,  1999.
     Statement of Changes in Capital Deficit for the period from June 25, 1995 (inception) to December 31, 1999.
     Statement of Operations for the period from June 25, 1995 (inception) to December 31, 1999.
     Statement of Cash Flows for the period from June 25, 1995 (inception) to December 31, 1999.
     Summary  of  Significant  Accounting  Policies.
     Notes  to  the  Financial  Statements.

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws:
     3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed August 31, 1999)
     3.2 Bylaws of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed August 31, 1999)
     3.3     Certificate  of  Amendment  to  Articles  of  Incorporation  of the
Company,  dated  January  7,  2000
     3.4     Corporate  Charter  of  the  Company,  dated  March  27,  2000
     3.5     Articles  of  Incorporation  of  Merlin,  dated  June  25,  1999
     3.6     Bylaws  of  Merlin,  dated  June  25,  1999
     3.7     Corporate  Charter  of  Merlin,  dated  June  25,  1999

(10)     Material  Contracts
     Merlin  Software  Technologies  International,  Inc.
     10.1 Letter of Intent, dated January 14, 2000, between the Company, Merlin, Robert Heller, Gary Heller and Shelley Montgomery
     10.2 Management Agreement, dated March 6, 2000, between Shelley Montgomery and the Company
     10.3 Management Agreement, dated March 8, 2000, between Robert Heller and the Company
     10.4 Management Agreement, dated March 8, 2000, between Gary Heller and the Company
     10.5 Share Exchange Agreement, dated April 3, 2000, between the Company, Merlin, Robert Heller, Gary Heller and Shelley Montgomery
     Merlin  Software  Technologies  Inc.
     10.6 Stock Option Agreement, dated November 1, 1999, between Haide-Anne James and Merlin
     10.7 Stock Option Agreement, dated November 1, 1999, between Brandon Montgomery and Merlin
     10.8 Stock Option Agreement, dated November 1, 1999, between William Heller and Merlin
     10.9 Stock Option Agreement, dated November 1, 1999, between Dae Kyung Kim and Merlin
     10.10 Stock Option Agreement, dated November 1, 1999, between Chang-Cheng Chao and Merlin
     10.11 Stock Option Agreement, dated November 1, 1999, between Gary Heller and Merlin
     10.12 Stock Option Agreement, dated November 1, 1999, between Shelley Montgomery and Merlin
     10.13 Stock Option Agreement, dated November 1, 1999, between Robert Heller and Merlin
     10.14 Stock Option Agreement, dated November 1, 1999, between Douglas West and Merlin
     10.15 Stock Option Agreement, dated November 1, 1999, between Patricia Negus and Merlin
     10.16 Stock Option Agreement, dated November 1, 1999, between William Negus and Merlin
     10.17 Stock Option Agreement, dated November 1, 1999, between Hank Inc. and Merlin
     10.18 Stock Option Agreement, dated November 1, 1999, between Alastair King and Merlin
     10.19 Stock Option Agreement, dated November 1, 1999, between Crystal Gross and Merlin
     10.20 Stock Option Agreement, dated November 1, 1999, between Alireza Admadi and Merlin
     10.21 Merlin Software Technologies Inc. 1999 Stock Option Plan, approved November 1, 1999
     10.22 Consulting Agreement, dated December 1, 1999, between Alastair King and Merlin
     10.23 Consulting Agreement, dated February 5, 2000, between Hank Inc. and Merlin

     10.24 Consulting Agreement, dated March 2, 2000, between Douglas West and Merlin
     10.25 Consulting Agreement, dated March 3, 2000, between William Heller and Merlin
     10.26 Consulting Agreement, dated March 5, 2000, between Negus Communications Inc. and Merlin
     10.27 Reseller Agreement, dated March 7, 2000, between Merlin and LinuxMall.com
     10.28 Reseller Agreement, dated March 20, 2000, between Merlin and Impera SoftwareCorp.
     10.29 Reseller Agreement, dated March 23, 2000, between Merlin and Hanmi Information & Communications Co. Ltd.
     10.30 Reseller Agreement, dated March 28, 2000, between Merlin and Beyond 2000 Solutions
     10.31     Reseller  Agreement,  dated  March  28,  2000, between Merlin and
LinuxPlaza
     10.32 Reseller Agreement, dated March 28, 2000, between Merlin and IU Sotfware
     10.33 Distribution Agreement, dated February 15, 2000, between Merlin and Ebiz Enterprises Inc. (dba TheLinusStore.com)
     10.34 Business Partner Agreement, dated February 17, 2000, between Merlin and Caldera Systems, Inc.
     10.35 Distribution Agreement, dated February 8, 2000, between Merlin and Koch Media Ltd. (dba Koch Distribution)
     10.36 Reseller Agreement, dated February 22, 2000, between Merlin and G.T. Enterprises
     10.37 Software License, OEM and Distribution Agreement, dated February 22, 2000, between Merlin and TurboLinux, Inc.
     10.38 Reseller Agreement, dated March 7, 2000, between Merlin and Programmers Paradise Inc.
     10.39 Reseller Agreement, dated March 1, 2000, between Merlin and Cosmos Engineering Co.
     10.40     Reseller  Agreement,  dated  March  1,  2000,  between Merlin and
Italsel  SRL
     10.42 Reseller Agreement, dated February 4, 2000, between Merlin and Circadian Software
     10.43 Reseller Agreement, dated April 4, 2000, between Merlin and eLinux.com

(27)     Financial  Data  Schedule

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     April  13,  2000
MERLIN  SOFTWARE  TECHNOLOGIES
  INTERNATIONAL,  INC.

     By: /s/ Robert Heller
          Robert  Heller,  President,  CEO  and  Director

     By: /s/ Gary Heller
     Gary  Heller,  Secretary,  Chief  Information  Officer
and  Director

     By: /s/ Shelley Montgomery
     Shelley  Montgomery,  Treasurer,  Vice  President
of  Sales  and  Director

     By:  /s Martin Holt
          Martin  Holt,  Director