Form 10QSB
period 2000-03-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2000-05-11
CIK 1091394

OMB APPROVAL
                                                             ------------
                                                   OMB  Number  3235-0416
                                                   ----------------------
                                                 Expires:  May  31,  2000
                                               Estimated  average  burden
                                            hours  per  response:  9708.0
                                            -----------------------------

                           UNITED  STATES
                 SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.  20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2000
                                         ----------------
     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE
     ACT

     For  the  transition  period  from          to

     Commission  file  number  000-27189
                               ---------

                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    NEVADA                                                88-0398103
    ------                                                ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

SUITE 420 - 6450 ROBERTS STREET, BURNABY, BRITISH COLUMBIA, CANADA  V5G 4E1
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 320-7227
                                 --------------
                           (Issuer's telephone number)


    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,450,025  common  shares  outstanding,  as  of  March  31,  2000
-----------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached to this Quarterly Report (see Part II, Item 6).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto, included as part of this Quarterly Report.

The Company has been inactive since its incorporation in August, 1995. Upon completion of the acquisition of Merlin Software Technologies Inc. ("Merlin"), the Company continued Merlin's business operations. To March 31, 2000, the
Company had no operations and was considered a development stage company. Accumulated losses to March 31, 2000, totalled $38,677 from inception. The continuation of the Company is dependent upon the continued financial support of its creditors and stockholders, and upon obtaining long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company and Merlin. There are, however, no assurances that any such activity will generate funds that will be available for operations. Accordingly, the Company's financial statements contain note disclosure describing the circumstances that lead there to be doubt over its ability to continue as a going concern. The Company's independent accountants have also expressed a reservation of their opinion on the December 31, 1999 financial statements of both the Company and Merlin in this regard.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those statements. Readers are referred to "Sales and Marketing", "Product Development" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's and Merlin's actual results or performance to differ materially from those contained in the forward looking statements.

ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

Effective April 26, 2000, the Company acquired (the "Acquisition") all of the issued and outstanding shares of Merlin Software Technologies, Inc. ("Merlin"). The Company will continue the operation of Merlin (see "Business of Merlin Software Technologies, Inc." below).

On January 14, 2000, the Company signed a letter of intent (the "January Letter of Intent"), pursuant to which it agreed to acquire all the issued and outstanding shares of Merlin, a private company incorporated on June 25, 1999 under the laws of the State of Nevada ("Merlin"). Merlin is a developer and marketer of computer software, and specifically a provider of Linux and Unix based software utility programs. Under the terms of the January Letter of Intent, the Company was required to issue one common share in exchange for each issued and outstanding common share of Merlin (the "Share Exchange"). There were 7,986,665 common shares of Merlin issued and outstanding. All of Merlin's outstanding options and share purchase warrants were also required to be exchanged for an equal number of options and warrants of the Company, on the same terms and conditions.

The Company, Merlin and certain principal shareholders of Merlin entered into a Share Exchange Agreement, dated April 3, 2000 (the "Share Exchange Agreement"), that provided for, among other matters, the following:

- On the effective date of the Share Exchange and without any further action on the part of the shareholders of Merlin, all of the common shares of Merlin (an aggregate of 7,986,665) will be exchanged for an equal number of common shares of the Company (the "Exchange Shares").

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

- On the Effective Date, by virtue of the Share Exchange all outstanding warrants (an aggregate of 86,665) and stock options (an aggregate of 781,000) of Merlin will be exchanged for an equal number of warrants or stock options in the Company, as applicable (one warrant or stock option of the Company for each warrant or stock option of Merlin). The terms applicable to the Merlin warrants or stock options will be applicable to the warrants or stock options of the Company.

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

Upon closing the Acquisition, a change in control occurred. The transaction will be accounted for in the second quarter of the Company's 2000 fiscal year using the purchase method of accounting as applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of the Acquisition will be presented as a continuation of Merlin. The value assigned to the common stock of the Company upon the Acquisition based on the fair value of the net assets of the Company at the date of the Acquisition is approximately $1,240,000.

Merlin has authorized 50,000,000 shares of common stock, par value US$0.001 per common share, with 7,986,665 common shares issued and outstanding prior to the Acquisition. Merlin has also authorized 1,000,000 preferred shares, par value $0.01 per preferred share, none of which are issued and outstanding.

The Company has authorized 50,000,000 common shares with par value US$0.001 per common, share with 4,450,025 common shares issued and outstanding prior to the

Acquisition. Pursuant to the Share Exchange Agreement, the Company will issue 7,986,665 common shares of the Company in exchange for all of the issued and outstanding common shares of Merlin, and the Company will have an aggregate of 12,436,690 common shares issued and outstanding. Once the Merlin shares have been physically exchanged for the Exchange Shares, the former shareholders of Merlin will hold approximately 64% of the issued and outstanding common shares of the Company.

All shareholders of Merlin and the Board of Directors of each of Merlin and the Company consented to the Acquisition and the Acquisition was completed on April 12, 2000, subject only to the share certificates, options and share purchase warrants of the Company being issued to the former shareholders of Merlin. The effective date of the Share Exchange is April 26, 2000, being the date the Articles of Share Exchange were filed with the Secretary of State of Nevada. Following the physical exchange of Merlin shares for the Exchange Shares, Merlin will be a wholly owned subsidiary of the Company.

BUSINESS  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

A detailed description of Merlin's business, and the business to be carried on by the Company following the Acquisition, can be found in the Company's Form 10-KSB Annual Report, filed on April 14, 2000.

PLAN  OF  OPERATION

Sales  and  Marketing

The Company wishes to achieve significant market share for its products following the Acquisition through the utilization of methods already demonstrated by a number of companies to be extremely successful. One such method involves the distribution of free versions of the Company's products over the Internet, which has already proven to be an excellent way to attract future paying customers. Indeed, Linux itself has achieved its current market acceptance primarily because it has always been freely available over the Internet. Many other successful companies have used a similar model to establish market share including Netscape, Winzip, Eudora, Pegasus and Microsoft.

Coupled with the free distribution of previous versions of its products over the Internet, the Company will continue to offer commercial versions of its products that can be purchased directly off the Company's website at www.merlinsoftech.com (the "Website"), at prices from $69 to $89, and is aggressively pursuing contractual arrangements with distributors, resellers and other companies which will bundle its products together with the Company's products. Commercial versions of PerfectBACKUP+ and HotWireFAX are purchased with, or without, a printed manual and come with 1 year support and maintenance service, including all updates and upgrades. For subsequent years, clients can purchase a subscription which provides ongoing service, support, updates and upgrades.

The Company intends to allocate $1,200,000 over nine months to position its major product, PerfectBACKUP+, in the industry and to increase its market share in an expanding market. The promotion strategy is quite comprehensive, and involves the hiring of nine direct sales personnel augmented by the distribution of advertising and promotional materials. In addition, trade shows and "show and tells" will be part of the strategy. The Company believes that the combination of the Website, advertising, trade shows and a telemarketing campaign will be effective in gaining sales for its products.

In the first quarter of 2000, Merlin established an aggressive advertising campaign that will begin with print media in July of 2000. This campaign is part of the originally estimated $1,200,000 budgeted for marketing. Merlin has begun the process of interviewing suitable candidates to expand the marketing and sales team to the projected nine employees. No new hires have been made as of the end of the quarter but are expected to take place in the second.

Further reseller and distributor agreements have been signed. The majority of these did not result in stocking orders in the first quarter and are not considered a material change. While revenues were still low , sales of PerfectBACKUP+ doubled each month during the first quarter. It is not expected that there will be any revenues from HotWire FAX until the last quarter of 2000.

The Corporate web site was significantly upgraded during the first quarter and arrangements were made to improve the company's web site visibility.

Cash  Requirements

The Company's cash requirements for the 12 months ending March 31, 2001 are estimated at $5,000,000. The Company anticipates that it will be able to meet these cash requirements by raising additional equity funds through private placements. The cash requirements of $5,000,000 are based on the Company's estimates for operational costs in the 12 months ended March 31, 2001.

Research  and  Development

The Company has not expended any funds to date on the research and development of the Company. Merlin estimates that it expended $98,329 on the development of its current software programs to December 31, 1999. Following the Acquisition, the Company anticipates that it will require $1,800,000 to fund the continued development and enhancement of PerfectBACKUP+, HotWireFAX and the Option Source Project. The Company anticipates that it will expend $200,000 on the continued development and enhancement of PerfectBACKUP+, $165,000 on the continued development and enhancement of HotWireFAX and $1,435,000 on the development and operation of the Option Source Project. The product development for PerfectBACKUP+ and HotWire FAX was consolidated in the Florida development office. Network services development has continued in the head office in Burnaby, B.C

Product  Development

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, the Company believes that its future success depends on its ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional solutions to existing customers. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and ease of use.

The Company's strategy is to continue to enhance PerfectBackup+'s and HotWireFAX's functionality through new releases and new feature development to meet the continually advancing requirements of its customers. At the same time, Merlin may seek to acquire and develop new products to meet the needs of a broader group of users.

The Option Source program, itself a product development project, was refined and the website prepared for announcement at the beginning of the second quarter of 2000. All necessary legal documents were posted on the Option Source website and links were created to relate the Option Source Project to the Merlin corporate website, www.merlinsoftech.com (the "Website").

Employees

As of March 31, 2000, the Company had 3 full-time employees, including its President and Chief Executive Officer (Robert Heller), its Secretary and Chief Information Officer (Gary Heller) and its Treasurer and Vice President of Sales (Shelley Montgomery). Pursuant to the terms of the Acquisition, the Company will assume all of Merlin's employees, which included 4 full-time employees, 4 full-time programmers, 5 consultants and 2 administration staff. The development team in Florida was expanded by one developer and one support technician during the quarter. The Company intends to hire one additional senior developer during the second quarter to complete the backup and fax product development teams.

The Company intends to hire a number of individuals over the next twelve months including Chief Operating Officer, Chief Technology Officer, Vice President Marketing, OEM Sales Manager, Channel Sales Manager, two account managers and sales representatives, and three office and executive assistants.

Purchase  or  Sale  of  Equipment

Following the Acquisition, the Company does not anticipate that it will expend any significant amount of money on equipment for its operations. However, the Company anticipates that it will make ongoing purchases of computer hardware and software.

FACTORS  THAT  MAY  AFFECT  THE  COMPANY'S  FUTURE  RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could vary materially from those expressed in those statements. Readers are referred to "Sales and Marketing", "Product Development" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's and Merlin's actual results or performance to differ materially from those contained in the forward looking statements. The following discussion relates to the factors which may substantially affect the business to be carried on by the Company, following the Acquisition.

THE  COMPANY  MAY  NOT  BE  SUCCESSFUL  IN  THE  OPEN  SYSTEMS  MARKET

The future success of the Company's business is substantially dependent on its ability to generate revenues from its product offerings. Between February and April, 2000, Merlin entered into various distribution and reseller agreements to distribute or bundle PerfectBackup+ in the United States, India and Europe. While these agreements are significant, there can be no assurance that the Company will be successful in its efforts to generate revenues from these agreements. Additionally, the software application market is characterized by rapid technological growth and intense competition. The Company may not have the financial or personnel resources to effectively capitalize on, and continue with, its early and limited success in this market.

THE COMPANY IS DEPENDENT ON RESELLERS AND IF THE COMPANY IS NOT SUCCESSFUL IN EXPANDING ITS DISTRIBUTION CHANNELS, ITS ABILITY TO GENERATE REVENUES WILL BE HARMED

The Company's growth will be dependent on its ability to expand its third-party distribution channels to market, sell and distribute its software products. The Company is currently investing, and intends to continue to invest, significant resources in the development of these distribution channels; the investment of significant resources could have a materially adverse effect on the Company's ability to generate revenues. The Company has only limited experience in marketing its products through distributors and resellers. Additionally, the Company will have no control over its third-party distributors. There can be no assurance that the Company will be successful in its efforts to generate revenue from these distribution channels, nor can there be any assurance that it will be successful in recruiting new organizations to represent it and its products.

As noted, Merlin recently entered into various distribution and reseller agreements to distribute and/or bundle its software products in the United States, India and Europe. While the Company believes that these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license its products in volumes anticipated by the Company. Further, these agreements are the Company's only significant distribution agreements to date. While the Company's strategy is to enter into additional agreements with resellers and distributors, it may not be able to successfully attract additional vendors to distribute its products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would significantly harm its business.

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

The Company expects that a substantial portion of its future revenue will be derived from its PerfectBACKUP+ software application. The Company expects that the PerfectBACKUP+ product and its extensions and derivatives will account for a majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of PerfectBACKUP+ is, therefore, critical to its future success. Failure to achieve broad market acceptance of PerfectBACKUP+, as a result of competition, technological change, or otherwise, would significantly harm its business. The Company's future financial performance will depend in significant part on the successful development, introduction and market acceptance of PerfectBACKUP+ and its product enhancements. There can be no assurance that the Company will be successful in marketing PerfectBACKUP+ or any new products, applications or product enhancements, and any failure to do so would significantly harm its business.

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

Additionally, other operating systems, such as Windows NT, may significantly affect deployment of Unix and Linux systems for business critical applications. A significant portion of the Company's revenue will be derived from Unix and Linux based computer systems for the foreseeable future. A significant decline in sales of Unix and Linux-based systems would decrease the demand for the Company's products and would significantly harm its business. Finally, the Company may not be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, the Company may experience difficulties that could delay or prevent the successful development, introduction and sale of these products, and any such new products or product enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance.

There can be no assurance that the Company will be successful in developing and marketing new features or products that respond to technological change or evolving industry standards, that it will not experience difficulties that could delay or prevent the successful development, introduction and marketing of any new features or products, or that its new features or products will adequately meet the requirements of the marketplace and achieve market acceptance. Additionally, the Company's product development staff will be under increased pressure to offer its products that operate on different vendor's Linux and Unix based operating systems. Due to the complexity of the product, it is extremely difficult to fully test PerfectBACKUP+ and HotWireFAX in all possible environments and, although the Company employs a continual effort to assure a quality product, there is no assurance that errors will not be found in the released commercial product resulting in delays of new feature development. If the Company is unable, due to lack of resources or for technological or other reasons, to develop and introduce new features and products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition will be materially adversely affected.

THE COMPANY HAS A HISTORY OF LOSSES AND ANTICIPATES FURTHER SIGNIFICANT LOSSES AND CANNOT ASSURE THAT IT WILL ACHIEVE PROFITABILITY

The Company and Merlin have each incurred operating losses since inception and, as a result, the Company cannot be certain that it will generate revenue sufficient to achieve profitability. The Company expects to continue to incur significant losses for the foreseeable future and these losses may be higher than its current losses. The Company cannot be certain when or if it will achieve profitability. Failure to become and remain profitable may adversely affect the market price or the Company's common stock and its ability to raise capital and continue operations.

FURTHER  CAPITAL  NEEDS;  UNCERTAINTY  OF  ADDITIONAL  FINANCING

Since inception, both the Company and Merlin have financed their operations through sales of equity securities. The Company's existing capital resources are adequate to maintain its current operations through July, 2000. However, the Company will require substantial additional financing to implement its current plans to expand its operations and fund its long-term product development. The Company has been actively seeking financing to expand its operations. If any planned financing fails to close and the Company is unable to obtain alternative financing as needed, its long- term product development and commercialization programs would be delayed or prevented and the Company may be required to curtail its operations.

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

RECENT  MARKET  DEVELOPMENT

The markets for the Company's products and services have only recently begun to develop. Demand and market acceptance for software products developed under the open source development model and services relating to these products are subject to a high level of uncertainty and risk. Few open source software products have gained widespread commercial acceptance. This is partly due to the lack of viable open source industry participants to offer adequate service and support on a long term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. Finally, there are currently few widely available commercial applications built for use with open source operating systems, such as those based on the Linux kernel. If open source software should fail to gain widespread commercial acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

INTERNET  AVAILABILITY

Historically, Merlin's business was based on the sale of the official versions of PerfectBACKUP+. Using a standard telephone connection, a user can currently download PerfectBACKUP+ from the Internet free of charge. Although the distribution of free older versions over the Internet has proved to be an excellent way in which to attract future paying customers, the Company would prefer users to purchase the official versions. To avoid significant download time, users can purchase the shrink-wrapped version of PerfectBACKUP+. If hardware and data transmission technology advances in the future to the point where increased bandwidth allows PerfectBACKUP+ to be more quickly downloaded from the Internet, users may no longer choose to purchase the latest release of PerfectBACKUP+. Any resulting decrease in product revenue as a result, if significant, could have a material adverse effect on the Company's business, operating results and financial condition.

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

FLUCTUATION  OF  QUARTERLY  RESULTS/DIFFICULTY  IN FORECASTING QUARTERLY RESULTS

Due to the limited operating histories of both the Company and Merlin, and the unpredictability of the software industry generally, the Company's predicted revenue and net income (loss) may fluctuate significantly from quarter to quarter and, as a result, are difficult to forecast. The Company bases its current and projected future expense levels in part on its estimates of future revenue. The Company's expenses are to a large extent fixed in the short term. It may not be able to adjust its spending quickly if revenues fall short of the Company's expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on the Company's net income
(loss) for that quarter. Further, the Company may make pricing, purchasing, service, marketing, acquisition or financing decisions that could adversely affect its business, operating results and financial condition. The Company's quarterly operating results will fluctuate for many reasons, including:

- the Company's ability to retain existing customers, attract new customers and satisfy its demand;

-     changes  in  gross  margins  of  current and future products and services;

-     the  timing of the release of upgraded versions of the Company's products;

- introduction of new products and services by the Company or its competitors;

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

STRAIN  ON  RESOURCES  AS  A  RESULT  OF  RAPID  GROWTH

Since Merlin's incorporation, it has experienced a period of rapid growth and expansion which in the past has placed a significant strain on its resources. The Company expects that its anticipated growth will further strain management, operational and financial resources. The Company's management team has had limited experience managing a rapidly growing company on either a public or private basis. To accommodate its anticipated growth, the Company must:

- improve existing and implement new operational and financial systems, procedures and controls;

- hire, train and manage additional qualified personnel, including sales and marketing, professional services and software engineering and development personnel; and

- effectively manage multiple relationships with its customers, suppliers and other third parties.

The Company may not be able to install and implement adequate operational and financial systems, procedures and controls in an efficient and timely manner, and the Company's current or planned systems, procedures and controls may not be adequate to support its future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on management and internal resources. In addition, if the Company grows internationally, as it intends, it will have to expand its worldwide operations and enhance its communications infrastructure. Any delay in the implementation of, or any disruption in the transition to, new or enhanced systems, procedures or controls could adversely affect the Company's ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis. The Company's inability to manage growth effectively could have a materially adverse effect on its business, operating results and financial condition.

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

INTERNATIONAL  EXPANSION

The Company plans to expand its presence in foreign markets, and indeed has done so through Merlin's agreements with such companies as Italsel SRI (Italy), G.T. Enterprises (India) and Hanmi Information & Communications Co. Ltd. (Korea). The Company has little experience in marketing and distributing products or services for these markets and there can be no assurance that any revenues will be generated as a result of such agreements. As the Company expands its international operations, it will face a number of additional risks associated with the conduct of business overseas, including:

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

The Company's inability to address these risks could have a materially adverse effect on its business, operating results and financial condition.

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

NEED  FOR CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET'S INFRASTRUCTURE

The success of the Company's Internet strategy will depend in large part on the continued development and maintenance of the infrastructure of the Internet. Because global commerce and the online exchange of information is new and evolving, the Company cannot predict with any certainty that the Internet will be a viable commercial marketplace in the long term. The Internet has experienced, and it may continue to experience, significant growth in number of users and amount of traffic. To the extent that the Internet continues to experience an increased number of users, frequency of use or increased bandwidth requirements of users, it may not be able to support the demands placed upon it by such growth, and its performance and reliability may suffer. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face similar outages and delays in the future. Any outage or delay could affect the level of Internet usage, as well as the level of traffic on the Website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the necessary infrastructure, standards or protocols or complementary products, services or facilities are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected.

Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's computer hardware systems. In addition, although the Company has implemented network security measures, its servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect its systems and the Website. Although the Company has tried to prevent unauthorized access to its systems, it cannot eliminate this risk entirely. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate it for any losses that may occur due to failures or interruptions in the Company's systems. It does not presently have any secondary "off-site" systems or a formal disaster recovery plan. The Website must accommodate a high volume of traffic and deliver frequently updated information. The Website has in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on the Company' s business. These types of occurrences in the future, however, could materially adversely affect its reputation and brand name and could cause users to perceive the Website as not functioning properly. Under these circumstances, the Company's customers could choose another website or other methods to obtain Linux or Unix-related information.

POSSIBILITY  OF  PRODUCT  DEFECTS

Despite testing, errors may be found in the Company's products after commencement of commercial shipments. If errors are discovered, the Company may not be able to successfully correct them in a timely manner or at all. Errors and failures in the Company's products could result in a loss of, or delay in, market acceptance of its products and could damage its reputation and ability to convince commercial users of the benefits of Linux or Unix-based operating systems and other open source software products. In addition, the Company may need to make significant expenditures of capital resources in order to eliminate errors and failures. Although the license agreements with the Company's customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. In addition, the Company's insurance policies may not adequately limit its exposure with respect to this type of claim. A product liability claim, even if unsuccessful, could be costly and time consuming. Claims related to the occurrence or discovery of these types of errors or failures could have a materially adverse effect on the Company's business, operating results and financial condition.

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

TRADEMARK  PROTECTION

There is no assurance that patent, copyright and trademark registration or protection for the Company's intellectual property will be available, and therefore the Company may have little or no protection for its intellectual property assets, comprising the main business assets of the Company.

The Company's software technology, business tools, consumer products and its other intellectual property are important to the Company's continued operations and success. The Company's efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate its software technology, business tools and consumer products or other proprietary information. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights or to determine the validity and scope of its intellectual property, which could be time consuming and costly. The Company could also be subjected to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert the Company's attention from its continued operations. If the Company becomes liable to any third parties for such claims, it could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party of has a material interest adverse to the Company.

ITEM  2.     CHANGES  IN  SECURITIES.

On January 10, 2000, the Company's common stock underwent a forward stock split on a 1.235:1 basis for all shareholders of record, increasing the then issued and outstanding shares from 6,000,000 to 7,410,000 common shares. On January 12, 2000, in connection with the Acquisition and with the approval of the former directors of the Company, the Company cancelled 3,809,975 common shares held by the former officers and directors.

Recent  Sales  of  Unregistered  Securities

On February 10, 2000, the Company sold to the following subscribers an aggregate of 850,000 units (the "Units") at a price of $1.50 per Unit for proceeds of $1,275,000 in an offshore transaction relying on Regulation S under the Securities Act of 1933. Each Unit consisted of one common share and one share purchase warrant with each share purchase warrant entitling the holder to purchase up to an aggregate of 850,000 common shares at the price of $2.00 per common share for a period of two (2) years. The common shares were sold to the following three subscribers:

                                                        NUMBER OF COMMON
                                                   SHARES AVAILABLE UPON
        NAME OF SUBSCRIBER     AMOUNT OF UNITS      EXERCISE OF WARRANTS
        ------------------     ---------------     ---------------------
Big Plans Investments Ltd.         250,000                  250,000
Roberts & Scott Financial, Inc.    200,000                  200,000
Mepol Management S.A.              400,000                  400,000

The proceeds of the private placement were advanced on a non-interest bearing basis to Merlin in contemplation of closing the Acquisition.

Share  Exchange  with  Merlin  Software  Technologies,  Inc.

Subsequent to the quarter ended March 31, 2000, the Company acquired all of the issued and outstanding common shares of Merlin in exchange for the issuance of an aggregate of 7,986,665 common shares of the Company. These common shares will be issued to the former shareholders of Merlin relying on Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as applicable. As part of the Share Exchange the Company has also agreed to issue 86,665 share purchase warrants and 781,000 stock options to the former shareholders of Merlin relying on Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as applicable. Although the Share Exchange was effective on April 26, 2000, the Company has not yet issued the common shares, warrants or stock options to the former shareholders of Merlin.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

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

Following the end of the quarter, on May 5, 2000, Hank Barber was appointed to the Company's Board of Directors. Also on May 5, 2000, the Company amended its Bylaws, expanding the number of directors on the Board of Directors to between one and twelve (from between one and five).

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On February 1, 1999, the Company filed a current report on Form 8-K announcing the January Letter of Intent, the Company's name change from "Austin Land & Development, Inc." to "Merlin Software Technologies International Inc.", the forward split of its common shares, the resignation of Eugene Koppenhaver, Douglas Ansell and Bruce N. Barton from and the appointment of Martin Holt, Robert Heller, Gary Heller and Shelley Montgomery to the Company's Board of Directors. On March 30, 2000, the Company filed an amendment to this Form 8-K to include audited financial statements for Merlin in connection with the Acquisition. Prior to the Acquisition, the Company was not operating, and had no assets and no revenue. The pro-forma financial statements, which served to state the results of 1999 as if Merlin and the Company had combined operations during 1999, therefore, did not differ in any material way from the audited financial statements of Merlin; and therefore, the Company did not include separate pro-forma financial statements.

On March 28, 2000, the Company filed a current report on Form 8-K announcing that it had engaged BDO Dunwoody LLP as its independent accountants to audit its annual financial statements. On April 5, 2000 and April 13, 2000, the Company filed a Form 8-K/A and a Form 8-K/2A with respect to the change in its independent accountants. The Company's Board of Directors approved the change of accountants to BDO Dunwoody, LLP on March 20, 2000. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Barry Friedman, P.C., CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Barry Friedman, P.C., CPA, for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was based on the appointment of new directors to the Company's Board of Directors. Barry Friedman, P.C., CPA provided the Company with a letter addressed to the SEC stating that he agreed with the statements made in the Form 8-K/2A. The Company has engaged the firm of BDO Dunwoody LLP as of March 20, 2000. BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

The  Company's  unaudited  financial  statements  include:

     Balance  Sheets:  March  31,  2000  and  December  31,  1999

     Statement of Operations: For the three months ended March 31, 2000 and 1999 and for the period from August 30, 1995 (inception) to
March  31,  2000

     Statements of Changes in Stockholders' Equity: for the three months ended March 31, 2000

     Statements of Cash Flows: For the three months ended March 31, 2000 and 1999 and for the period from August 30, 1995 (inception) to
March  31,  2000

     Notes  to  the  Financial  Statements

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws:

     3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed August 31, 1999)

     3.2 Bylaws of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed August 31, 1999)

     3.3     Certificate  of  Amendment  to  Articles  of  Incorporation  of the
Company, dated January 7, 2000 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

     3.4 Corporate Charter of the Company, dated March 27, 2000 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

     3.5 Articles of Incorporation of Merlin, dated June 25, 1999 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

     3.6 Bylaws of Merlin, dated June 25, 1999 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

     3.7 Corporate Charter of Merlin, dated June 25, 1999 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

(10)     Material  Contracts

     10.1 Letter of Intent, dated January 14, 2000, between the Company, Merlin, Robert Heller, Gary Heller and Shelley Montgomery (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

     10.2 Share Exchange Agreement, dated April 3, 2000, between the Company, Merlin, Robert Heller, Gary Heller and Shelley Montgomery (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

(27)     Financial  Data  Schedule

MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(FORMERLY  AUSTIN  LAND  &  DEVELOPMENT,  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
AND  FOR  THE  PERIOD  FROM  AUGUST  30,  1995  (INCEPTION)  TO
MARCH  31,  2000
(UNAUDITED)



       CONTENTS
       --------


FINANCIAL  STATEMENTS


Balance  Sheets


Statements  of  Operations


Statements  of  Changes  in  Stockholders'  Equity


Statements  of  Cash  Flows


     Notes  to  the  Financial  Statements



                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS

                                                   MARCH  31     December  31
                                                        2000        1999
--------------------------------------------------------------------------------
                                                  (UNAUDITED)
ASSETS

DUE FROM MERLIN SOFTWARE TECHNOLOGIES INC. (Note 3)  $1,275,000   $675,000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities. . . . .  $   32,677   $ 15,000

ADVANCES FOR STOCK SUBSCRIPTIONS. . . . . . . . . .           -    675,000
                                                     -----------  ---------

                                                         32,677    690,000
                                                     -----------  ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Share capital (Note 4)
    Authorized
    50,000,000 common shares, $0.001 par value

    Issued
     4,450,025 (December 31, 1999 - 7,410,000)
                common shares . . . . . . . . . . .       4,450      7,410

  Additional paid-in capital. . . . . . . . . . . .   1,276,550          -
  Deficit accumulated during the development stage.     (38,677)   (22,410)
                                                     -----------  ---------

                                                      1,242,323    (15,000)
                                                     -----------  ---------

                                                     $1,275,000   $675,000
                                                     -----------  ---------

The accompanying notes are an integral part of these financial statements.



                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                                 AUGUST  30
                                       1995
                             (Inception)  TO     Three  months  ended
                                   March  31          March  31
                                        2000        2000     1999
-------------------------------------------------------------------------

EXPENSES
  Professional fees . . . . . . . .  $   38,317  $   17,677  $        -
  Amortization. . . . . . . . . . .         360           -           -
                                     ----------  ----------  ----------

NET LOSS FOR THE PERIOD . . . . . .  $   38,677  $   17,677  $        -
-----------------------------------------------------------------------


LOSS PER SHARE. . . . . . . . . . .              $        -  $        -
                                                 ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING               4,372,328   7,410,000
                                                 ==========  ==========

The accompanying notes are an integral part of these financial statements.



                                               MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                     (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                    (UNAUDITED)

                                                                           Deficit
                                                                       Accumulated        Total
                                          Common  Stock     Additional      in the      Stockholders'
                                           -------------      Paid-in   Development       Equity
                                        Shares      Amount    Capital      Stage        (Deficit)
                                      -----------  --------  ----------  ---------     -----------

BALANCE, January 1, 2000               7,410,000    $7,410       $-         $(22,410)   $    (15,000)

Common stock redeemed in
January 2000 for no
consideration                         (3,809,975)   (3,810)           2,400    1,410                -

Common stock issued on private
placement in March 2000 at
1.50 per share                           850,000       850        1,274,150        -       1,275,000

Loss for the period from January 1,
2000 to March 31, 2000                     -          -          -            (17,677)       (17,677)
                                      -----------  --------  -------------  ---------  -------------

BALANCE, March 31, 2000                4,450,025    $4,450       $1,276,550  $(38,677)    $1,242,323
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                         AUGUST  30
                                               1995
                                     (INCEPTION)  TO     Three  months  ended
                                           MARCH  31          March  31
                                                          -------------------
                                                2000         2000     1999
------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . .  $   (38,677)  $ (17,677)  $   -
  Adjustment to reconcile net loss to net
    cash used in operating activities
    Amortization of incorporation costs . .          360           -       -
  Increase in accounts payable and accrued
    liabilities . . . . . . . . . . . . . .       32,677      17,677       -
                                             ------------  ----------  -----

                                                  (5,640)          -       -
                                             ------------  ----------  -----

FINANCING ACTIVITY
  Proceeds on issuance of common stock. . .    1,281,000     600,000       -
                                             ------------  ----------  -----

INVESTING ACTIVITIES
  Advances to Merlin Software
    Technologies Inc. . . . . . . . . . . .   (1,275,000)   (600,000)      -
  Incorporation costs . . . . . . . . . . .         (360)          -       -
                                             ------------  ----------  -----

                                              (1,275,360)   (600,000)      -
                                             ------------  ----------  -----

CASH, beginning and end of period . . . . .  $         -   $       -   $   -
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
MARCH  31,  2000  AND  1999
---------------------------


1.     BASIS  OF  PRESENTATION  AND  CONTINUED  OPERATIONS

The interim financial statements for the three-month periods ended March 31, 2000 and 1999 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained herein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 1999 and 1998 and the notes thereto included in the Company's Form 10-KSB Annual Report. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. At March 31, 2000, the Company had no operations and in accordance with SFAS 7, is considered a development stage company. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc. ("Merlin Private Co.") (Note 2).

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2000, the Company has recognized no revenue and has accumulated operating losses of $38,677 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing and achieving profitability. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $25 million within the upcoming year. Amounts raised will be used for further development of the Merlin Private Co. products, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
MARCH  31,  2000  AND  1999
---------------------------

2.     ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

Effective April 26, 2000, the Company acquired all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software.

The transaction will be accounted for in the Company's second quarter of 2000 as a recapitalization of Merlin Private Co. using purchase method accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date will be presented as a continuation of Merlin Private Co. The value to be assigned to common stock issued by the Company on acquisition based on the fair value of the net assets of the Company at the date of acquisition is approximately $1,240,000.

Also, in connection with the acquisition, the Company will issue 86,665 share purchase warrants and grant 781,000 stock options to previous holders of warrants and options in Merlin Private Co. Options and warrants are to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. The Merlin Private Co. warrants are exercisable at $2 per share until expiry in March 2002 while the options are exercisable at $1 per share and expire on various dates in 2001.

3.     DUE  FROM  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

The Company has advanced $1,275,000 to Merlin Private Co. out of the proceeds of a $1,275,000 private placement received in December 1999 and January 2000. The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The private placement resulted in the issuance of 850,000 units at $1.50 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock for two years at $2 per share. All warrants remain outstanding at March 31, 2000.


4.     SHARE  CAPITAL

On January 10, 2000, the Company forward split its issued and outstanding common stock on a 1.235:1 basis. All share amounts contained in these financial statements retroactively reflect the effect of the stock split. On January 18, 2000, the Company redeemed and cancelled 3,809,975 shares of common stock for no consideration.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                      (FORMERLY AUSTIN LAND & DEVELOPMENT, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               NOTES TO THE FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
MARCH  31,  2000  AND  1999
---------------------------

5.     NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MERLIN  SOFTWARE  TECHNOLOGIES
     INTERNATIONAL,  INC.

     By:  /s/ Robert Heller
          Robert  Heller,  President  and  CEO/Director
     Date:     May 10,  2000


     By:  /s/ Gary Heller
          Gary  Heller,  Chief  Information
          Officer  and  Secretary/Director
     Date:     May  10,  2000

     By:  /s/ Shelley Montgomery
          Shelley  Montgomery,  Vice  President  of
          Sales  and  Treasurer/Director
     Date:     May  10,  2000

     By:  /s/ Martin Holt
          Martin  Holt,  Director
     Date:     May  10,  2000

     By:  /s/ Trevor McConnell
          Trevor  McConnell
     Date:     May  10,  2000