Form 10QSB
period 2000-06-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-17
CIK 1091394

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

     For  the  quarterly  period  ended  June  30,  2000
                                         ---------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number  000-27189
                               ---------

                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0398103
------                                                                ----------
(State or other jurisdiction                                     I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  [ ] Yes   [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,263,357  common  shares  outstanding,  as  of  July  21,  2000
-----------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  [ ] Yes  [X] No

                          PART I- FINANCIAL INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.


MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  SIX-MONTH  PERIOD  ENDED  JUNE  30,  2000


MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.

(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  SIX-MONTH  PERIOD  ENDED  JUNE  30,  2000

                                                                        CONTENTS
                                                                        --------

CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  Sheets                                                           2
     Statement  of  Changes  in  Stockholders'  Equity                         3
     Statements  of  Operations                                                4
     Statement  of  Cash  Flows                                                5
     Notes  to  the  Financial  Statements                               6  -  9


MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS




                                                                            June 30        December 31
                                                                               2000               1999
                                                                        (UNAUDITED)
ASSETS

CURRENT
   Cash                                                                $      9,107     $     717,195
   Receivables                                                               41,522            18,667
   Prepaid expenses and supplies                                             36,603             8,948

                                                                             87,232           744,810

PROPERTY AND EQUIPMENT                                                      112,076            86,564

                                                                       $    199,308           831,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

  CURRENT
     Accounts payable and accrued liabilities                          $    108,017     $     136,980
     Demand loans payable, non-interest bearing                              22,913           210,000

                                                                            130,930           346,980

ADVANCES FOR COMMON STOCK (Note 3)                                                -           805,000

                                                                            130,930         1,151,980

STOCKHOLDERS' EQUITY (DEFICIT)
    Share capital
     Authorized
     50,000,000    Common shares, par value $0.001

     Issued
      12,436,690    (1999 - 7,900,000) Common shares                         12,437             7,900

    Additional paid-in capital                                            1,681,202           292,122
    Deficit accumulated during the development stage                     (1,621,261)         (616,628)
    Reduction for initial contribution of intellectual property              (4,000)           (4,000)

                                                                             68,378          (320,606)

                                                                        $   199,308           831,374

The accompanying notes are an integral part of these consolidated interim financial statements.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

FOR  THE  SIX-MONTH  PERIOD  ENDED  JUNE  30,  2000



                                                                        Deficit        Reduction
                                                                        Accumulated    for Initial          Total
                                                       Additional       During the     Contribution of      Stockholders'
                              Common Stock             Paid-in          Development    Intellectual         Equity
                         Shares        Amount          Capital          Stage          Property             (Deficit)

BALANCE, January 1,
2000                     7,900,000  $      7,900  $        292,122   $     (616,628)  $  (4,000)            $  (320,606)

Private placement
of common stock
on April 3, 2000
at a price of $1.50
per share                   86,665            87           129,913                -           -                 130,000

                         7,986,665         7,987           422,035         (616,628)     (4,000)               (190,606)

Adjustment for the
stockholders' equity
of the Company at
the acquisition date     4,450,025         4,450         1,237,873                -           -               1,242,323

Stock option
compensation                     -             -            21,294                -                              21,294

Net loss for the
period                           -             -                 -       (1,004,633)          -              (1,004,633)

BALANCE, June 30,
2000                     12,436,690  $    12,437   $     1,681,202   $   (1,621,261)   $     (4,000)         $    68,378



The accompanying notes are an integral part of these consolidated interim financial statements.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)



                                                                           Period from
                                                                               June 25
                                                                                  1999
                                       Three-month         Six-month   (incorporation)
                                      period ended      period ended        to June 30
                                           June 30           June 30              2000
                                              2000              2000      (cumulative)

SALES                                $       8,888   $        18,870   $     18,870

COST OF SALES                                5,952            14,078         14,078

                                             2,936             4,792          4,792

EXPENSES
Depreciation                                12,284            22,424         30,388
General and administration                 181,821           288,463        556,505
Professional fees                           42,829            77,993        142,900
Promotion and advertising                   47,353           341,941        522,253
Research and development                   171,870           284,839        383,168

                                           456,157         1,015,660      1,635,214

LOSS FROM OPERATIONS                      (453,221)       (1,010,868)    (1,630,422)

INTEREST AND OTHER INCOME                    1,251             6,235          9,161

NET LOSS FOR THE PERIOD              $    (451,970)  $    (1,004,633)  $ (1,621,261)
------------------------------------------------------------------------------------


LOSS PER SHARE - basic and diluted.  $       (0.04)  $         (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING     10,989,833         9,369,917


The accompanying notes are an integral part of these consolidated interim financial statements.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                                   Period from
                                                                       June 25
                                                                          1999
                                            Six-moth           (incorporation)
                                            period ended            to June 30
                                            June 30                       2000
                                            2000                  (cumulative)

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period                     $    (1,004,633)       $ (1,621,261)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities
Depreciation                                         22,424              30,388
Stock option compensation                            21,294              33,316
  Decrease (increase) in assets
  Receivables                                       (22,855)            (41,522)
Prepaid expenses and supplies                       (27,655)            (36,603)
  Increase (decrease) in liabilities
Accounts payable and accrued liabilities .          (61,640)             75,340

                                                 (1,073,065)         (1,560,342)

FINANCING ACTIVITIES
Repayment of demand loans                          (290,000)           (290,000)
Proceeds on demand loans                            102,913             312,913
Advances for and issuance of common stock.          600,000           1,689,000

                                                    412,913           1,711,913

INVESTING ACTIVITY
Purchase of property and equipment                  (47,936)           (142,464)

INCREASE (DECREASE) IN CASH                        (708,088)              9,107
CASH, beginning of period                           717,195                   -

CASH, end of period                         $         9,107        $      9,107


SUPPLEMENTARY  INFORMATION:

Non-cash  investing  and  financing  activities:
  Acquisition of business
  in exchange for
  common stock in
  reverse acquisition (Note 2)              $     1,242,323

  Issuance of common stock for proceeds
    advanced in 1999                        $       805,000

The accompanying notes are an integral part of these consolidated interim financial statements.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.     BASIS  OF  PRESENTATION  AND  CONTINUED  OPERATIONS

The consolidated interim financial statements for the six-month period ended June 30, 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained herein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 1999 and 1998 and the notes thereto included in the Company's Form 10-KSB Annual Report and financial statements of Merlin Software Technologies Inc. for the period from June 25, 1999 (incorporation) to December 31, 1999 included in an 8-K current report. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc., a Nevada company developing Linux-based software utilities and other business management software. The acquisition closed on April 26, 2000 (Note 2). At June 30, 2000, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2000, the Company has recognized minimal revenue and has accumulated operating losses of approximately $1,620,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing and achieving profitability.
Management plans to raise additional equity capital to provide additional financing for operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $5 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)


2.     ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

Effective April 26, 2000, the Company acquired all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. ("Merlin Private Co.") in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At June 30, 2000, 7,839,999 Merlin Private Co. common shares had been exchanged leaving 146,666 shares to be exchanged.

The transaction was accounted for as a recapitalization using purchase method accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Merlin Private Co. The value assigned to common stock issued by the Company on acquisition based on the fair value of the net assets of the Company at the date of acquisition was $1,242,323. Net assets at the acquisition date included $1,275,000 raised in an equity private placement and loaned to Merlin Private Co. in contemplation of closing the acquisition and accounts payable of $32,677.

Also, in connection with the acquisition, the Company was required to issue 86,665 share purchase warrants (Note 3) and 781,000 stock options (Note 4) to previous holders of warrants and options in Merlin Private Co. Options and warrants were to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co.

Pro-forma information assuming the acquisition occurred on January 1, 2000 is as follows:

     Revenue                    $         18,870
     Loss  for  the  period     $     (1,022,310)
     Loss  per  share           $          (0.09)

3.     ADVANCES  FOR  COMMON  STOCK

a) Amounts advanced to Merlin Private Co. for a private placement in 1999 totalling $130,000 did not bear interest. On April 3, 2000, Merlin Private Co. issued 86,665 units of Merlin Private Co. whereby each unit consisted of one share of common stock and a warrant to purchase one share of common stock at a price of $2 per share until expiry in April 2002. Under the terms of the Share Exchange Agreement, the common shares were exchanged for common shares of the Company. Warrants are to be exchanged for warrants of the Company on a 1:1 basis under similar terms as existed for warrants in Merlin Private Co.

3.     ADVANCES  FOR  COMMON  STOCK  -  CONTINUED

b) In contemplation of closing the acquisition, the Company previously advanced $1,275,000 to Merlin Private Co. out of the proceeds of a $1,275,000 private placement received in December 1999 and January 2000. The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The private placement resulted in the issuance of 850,000 units at $1.50 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock until March 2002 at $2 per share. All warrants remained outstanding at June 30, 2000.

     On  consolidation,  the  intercompany  loan  was  eliminated.

4.     STOCK  OPTIONS

On May 1, 2000, the Company's Board of Directors approved the Company's 2000 Stock Option Plan to be approved by the Company's stockholders at the Company's annual general meeting. The Plan provides for the granting of stock options to key employees and consultants to purchase up to 3,000,000 common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

On April 24, 2000, the Company granted 48,000 stock options with a exercise price of $1 per option expiring in April 2010. On May 1, 2000, the Company's
Board of Directors approved the granting of 781,000 stock options with an exercise price of $1 per share to previous optionees of Merlin Private Co. and expiring in 2001 and 2002. At June 30, 2000, 829,000 stock options remained outstanding of which 443,600 were exercisable on that date. The options granted vest over periods from immediately to 24 months.

The fair value of options granted on April 24, 2000 was $1.625. The fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model. Options granted in replacement for options in Merlin Private Co. were accounted for as a continuation of Merlin Private Co.

Under the accounting provisions of SFAS No. 123, the Company recorded in general and administration expense for 2000 an amount of $21,294 representing the amortized value of 48,000 options granted to a consultant on April 24, 2000. The total value of $78,000 is being amortized over the vesting period.

5.     COMMITMENTS

a) On June 20, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

- payment of $100,000 and 300,000 shares of the Company's common stock in 2000;

-     payment  of  $230,000  in  2001;

- payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and

- right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.

b) The Company entered into an agreement with an officer for services in April 2000 which provides for, among other things, a payment of approximately $46,000 and 100,000 shares of common stock should a change of control occur.

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

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

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although the Company's management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to "Sales and Marketing", "Product Development" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's and Merlin's actual results or performance to differ materially from those contained in the forward looking statements.

ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

As described in the Company's Form 10-QSB for the quarter ended March 31, 2000, the Company acquired (the "Acquisition") all of the issued and outstanding shares of Merlin Software Technologies, Inc. ("Merlin") as of April 26, 2000. The Company continues the business operations of Merlin (see "Business of Merlin Software Technologies, Inc." below).

The Company, Merlin and certain principal shareholders of Merlin entered into a Share Exchange Agreement, dated April 3, 2000 (the "Share Exchange Agreement"), that provided for, among other matters, the following:

- On April 26, 2000, the effective date of the Share Exchange (the "Effective Date"), and without any further action on the part of the shareholders of Merlin, all of the common shares of Merlin (an aggregate of 7,986,665) were available for exchange for an equal number of common shares of the Company (the "Exchange Shares").

- The Exchange Shares were issued and continue to be available for issuance from the treasury of the Company as fully paid and non-assessable shares, and are free and clear of all liens, charges and encumbrances. After the Share Exchange, the Exchange Shares will be "restricted shares" under Rule 144 of the Securities Act and subject to certain hold periods of one (1) or more years unless such common shares are registered under the Securities Act of 1933.

- Following the Effective Date, by virtue of the Share Exchange, all outstanding warrants of Merlin (an aggregate of 86,665) were available for exchange for an equal number of warrants, and the outstanding stock options of Merlin (an aggregate of 781,000) were exchanged for an equal number of stock options in the Company, as applicable (one warrant or stock option of the Company for each warrant or stock option of Merlin). The terms applicable to the Merlin warrants or stock options will be applicable to the warrants or stock options of the Company.

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

Merlin has authorized 50,000,000 shares of common stock, par value US$0.001 per common share, and had 7,986,665 common shares issued and outstanding prior to the Acquisition. Merlin has also authorized 1,000,000 preferred shares, par value $0.01 per preferred share, none of which are issued and outstanding.

The Company has authorized 50,000,000 common shares with par value US$0.001 per common share, with 4,450,025 common shares issued and outstanding prior to the Acquisition. Pursuant to the Share Exchange Agreement, the Company was required to issue 7,986,665 common shares of the Company in exchange for all of the issued and outstanding common shares of Merlin, and as of July 21, 2000, the Company had an aggregate of 12,263,357 common shares issued and outstanding. Following the exchange of all of the Merlin shares (146,666 of which have yet to be tendered for exchange by the registered shareholders), the former shareholders of Merlin will hold approximately 64% of the issued and outstanding common shares of the Company.

All shareholders of Merlin and the Board of Directors of each of Merlin and the Company consented to the Acquisition, and the Acquisition was completed on April 12, 2000, subject only to the share certificates, options and share purchase warrants of the Company being issued to the former shareholders of Merlin, the majority of which have now been exchanged. As noted above, the Effective Date was April 26, 2000, being the date the Articles of Share Exchange were filed with the Secretary of State for Nevada. Merlin is now a wholly owned subsidiary of the Company.

BUSINESS  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

A detailed description of Merlin's business, which is now carried on by the Company following the Acquisition, can be found in the Company's Form 10-KSB Annual Report, filed on April 14, 2000.

PLAN  OF  OPERATION

The Company presently requires substantial financing to implement any of its current sales and marketing, product development, research and development or any other operational plans, all as described below. Although the Company has been actively seeking financing to expand its operations, it has yet to obtain any such financing and if it fails to obtain additional financing, it will be required to significantly curtail its current operations.

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

Coupled with the free distribution of previous versions of its products over the Internet, the Company will continue to offer commercial versions of its products which are available for purchase directly from the Company's website at www.merlinsoftech.com (the "Website"), at prices ranging from $69 to $89. The Company is aggressively pursuing contractual arrangements with distributors, resellers and other companies which will bundle its products together with the Company's products. Commercial versions of PerfectBACKUP+ and HotWireFAX are purchased with or without a printed manual and come with 1 year support and maintenance service, including all updates and upgrades. For subsequent years, clients can purchase a subscription which provides ongoing service, support, updates and upgrades.

The Company intends to continue to allocate $300,000 over the next six months to position its major product, PerfectBACKUP+, in the industry and to increase its market share in an expanding market. The promotion strategy is quite comprehensive, and involves the hiring of three direct sales personnel augmented by the distribution of advertising and promotional materials. In addition, trade shows and "show and tells" will be part of the strategy. The Company believes that the combination of the Website, advertising, trade shows and a direct marketing campaign will be an effective manner via which to gain sales for its products.

The Company's sales and marketing strategy is wholly dependent on the Company's ability to raise further financing through the sale of its common shares or securities convertible into its common shares. Although the Company has been actively seeking financing to expand its operations, it has yet to obtain any such financing and if it fails to obtain additional financing, it will be required to significantly curtail its current operations, including its sales and marketing plans.

The Company did not proceed with the aggressive advertising campaign as planned during the first and second quarters of 2000 due to a change in its marketing strategy. The campaign was to form part of the originally estimated $1,200,000 budgeted for marketing.

The Company did not enter into any further reseller and/or distributor agreements during the second quarter of 2000. While revenues were still low, sales of PerfectBACKUP+ increased each month during the second quarter. It is not expected that there will be any revenues from HotWire FAX until the last quarter of 2000.

The Website was significantly upgraded during the first quarter and arrangements were made to improve the Website's visibility. The Company did not substantially upgrade the Website during the second quarter.

Cash  Requirements

The Company's cash requirements for the 12 months ending June 30, 2001 are estimated at $3,000,000. The Company anticipates that it will be able to meet these cash requirements by raising additional equity funds through private placements. The cash requirements of $3,000,000 are based on the Company's estimates for operational costs in the 12 months ended June 30, 2001.

The Company presently requires substantial financing to implement any of its current sales and marketing, product development, research and development or any other operational plans. Although the Company has been actively seeking financing to expand its operations, it has yet to obtain any such financing and if it fails to obtain additional financing, it will be required to significantly curtail its current operations.

Research  and  Development

Merlin estimates that it expended $98,329 on the development of its current software programs to December 31, 1999. During the six month period ended June 30, 2000, Merlin spent approximately $285,000 on the development of its software products, primarily PerfectBACKUP+. The Company anticipates that it will require $600,000 to fund the continued development and enhancement of PerfectBACKUP+ and HotWireFAX. The Company anticipates that it will expend $287,000 on the continued development and enhancement of PerfectBACKUP+ and $313,000 on the continued development and enhancement of HotWireFAX. The product development for PerfectBACKUP+ and HotWireFAX was consolidated in the head office in Burnaby, BC. Network services development also continues in the head office in Burnaby, BC.

Continued development of the Company's product is wholly dependent on the Company's ability to raise additional financing as stated above.

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

The Company's strategy is to continue to enhance PerfectBackup+'s and HotWireFAX's functionality through new releases and new feature development to meet the continually advancing requirements of its customers. At the same time, The Company may seek to acquire and develop new products to meet the needs of a broader group of users.

The Option Source program, itself a product development project, was refined and the Website was announced on March 28, 2000. All necessary legal documents were posted on the Option Source website and links were created to relate the Option Source project to the Website.

Employees

As of July 21, 2000, the Company had three full-time employees, including its President and Chief Executive Officer (Robert Heller), its Vice President of Sales and Secretary (Shelley Montgomery) and its Chief Financial Officer and Treasurer (Trevor McConnell). Pursuant to the terms of the Acquisition, the Company assumed all of Merlin's employees, which included 4 full-time employees, 4 full-time programmers, 5 consultants and 2 administration staff. During the second quarter of 2000, the Company did not hire any further employees or consultants.

On May 10, 2000, Shelley Montgomery resigned from her position as Treasurer of both the Company and Merlin. As noted above, Ms. Montgomery remains the Vice President of Sales of the Company and the Vice President of Marketing of Merlin. In addition, on June 23, 2000, the Company appointed Ms. Montgomery Secretary of both the Company and Merlin.

On May 10, 2000, Trevor McConnell was appointed Treasurer and Chief Financial Officer of both the Company and Merlin by the respective Boards of Directors. On May 22, 2000, the Board of Directors of the Company appointed Mr. McConnell a director of the Company, and on June 23, 2000, Mr. McConnell was appointed a director of Merlin.

On  May  16,  2000,  Martin  Holt  resigned  as  a  director  of  the  Company.

On June 23, 2000, Gary Heller resigned from his position as a director, Chief Information Officer and Secretary of the Company, and as a director, Vice President of Engineering and Secretary of Merlin.

Effective August 3, 2000, the Company closed its offices in Altamonte Springs, Florida and Scottsdale, Arizona (collectively, the "US Offices"), and all of its employees in the Florida office either resigned or were laid off, effective August 3, 2000. The Company elected to close the US Offices in order to consolidate its operations in an effort to conserve its limited financial resources. The Company did not have the financial resources to continue to operate three separate offices.

The Company intends to hire a number of individuals over the next twelve months including a Chief Operating Officer, a Chief Technology Officer, a Vice
President Marketing, an OEM Sales Manager, a Channel Sales Manager, several account managers, sales representatives, and several office and executive assistants. As the Company presently requires substantial financing to implement any of its current operational plans, including the hiring of additional personnel, it will not be able to hire additional personnel until it obtains such further financing. Although the Company has been actively seeking financing to expand its operations, it has yet to obtain any such financing and if it fails to obtain additional financing, it will be required to significantly curtail its current operations.

Purchase  or  Sale  of  Equipment

The Company does not anticipate that it will expend any significant amount of money on equipment for its operations over the 12 month period ending June 30, 2001. However, the Company anticipates that it will make ongoing purchases of computer hardware and software.

FACTORS  THAT  MAY  AFFECT  THE  COMPANY'S  FUTURE  RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could vary materially from those expressed in those statements. Readers are referred to "Sales and Marketing", "Product Development" and "Management's Discussion and Analysis or Plan of Operation" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect the Company's Future Results", which identify some of the important factors or events that could cause the Company's actual results or performance to differ materially from those contained in the forward looking statements. The following discussion relates to the factors which may substantially affect the business to be carried on by the Company.

THE  COMPANY  MAY  NOT  BE  SUCCESSFUL  IN  THE  OPEN  SYSTEMS  MARKET

The future success of the Company's business is substantially dependent on its ability to generate revenues from its product offerings. During the quarter ended June 30, 2000, the Company did not enter into any further distribution or reseller agreements to distribute or bundle PerfectBackup+. The Company considers that such agreements are significant to its continued operations, there can be no assurance that the Company will be successful in its efforts to generate revenues from these agreements. Additionally, the software application market is characterized by rapid technological growth and intense competition. The Company may not have the financial or personnel resources to effectively capitalize on, and continue with, its early and limited success in this market.

THE COMPANY IS DEPENDENT ON RESELLERS AND IF THE COMPANY IS NOT SUCCESSFUL IN EXPANDING ITS DISTRIBUTION CHANNELS, ITS ABILITY TO GENERATE REVENUES WILL BE HARMED

The Company's growth will be dependent on its ability to expand its third-party distribution channels to market, sell and distribute its various software products. The Company intends to invest significant resources in the development of these distribution channels. The Company has only limited experience in marketing its products through distributors and resellers. Additionally, the Company will have no control over its third-party distributors. There can be no assurance that the Company will be successful in its efforts to generate revenue from these distribution channels, nor can there be any assurance that it will be successful in recruiting new organizations to represent it and its software products.

Merlin has entered into various distribution and reseller agreements to distribute and/or bundle its software products. While the Company believes that these arrangements will be beneficial, there can be no assurance that the Company will be able to deliver its products to these companies in a timely manner or that these companies will license its products in volumes anticipated by the Company. Further, these agreements, together with the agreements are the Company's only significant distribution agreements to date. While the Company's strategy is to enter into additional agreements with resellers and distributors, it may not be able to successfully attract additional vendors to distribute its products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which would significantly harm its business.

These additional investments and responsibilities will require the Company to expend substantial resources and may require it to divert employees from other projects to provide the support services and development efforts required to provide products and services to these third party vendors and other new third parties, if any.

THE COMPANY'S MARKET IS SUBJECT TO INTENSE COMPETITION AND CONTINUED COMPETITION IN ITS MARKET MAY LEAD TO A REDUCTION IN ITS PRICES, FUTURE REVENUES AND MARKET SHARE

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

THE COMPANY ANTICIPATES THAT A SIGNIFICANT PORTION OF ITS REVENUES WILL BE DERIVED FROM TWO PRODUCTS AND IF EITHER OF THOSE PRODUCTS FAIL TO ACHIEVE AND MAINTAIN MARKET ACCEPTANCE, THE COMPANY'S BUSINESS MAY BE SIGNIFICANTLY HARMED

The Company expects that a substantial portion of its future revenue will be derived from the sale of two products: PerfectBACKUP+ and HotWireFAX. The Company expects that these products and their extensions and derivatives will account for a majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of these products is, therefore, critical to its future success. Failure to achieve broad market acceptance these products, as a result of competition, technological change, or otherwise, would significantly harm its business. The Company's future financial performance will depend in significant part on the successful development, introduction and market acceptance of these two products and their respective product enhancements. There can be no assurance that the Company will be successful in marketing either of these products or any new products, applications or product enhancements, and any failure to do so would significantly harm its business.

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

THE COMPANY HAS A HISTORY OF LOSSES AND ANTICIPATES FURTHER SIGNIFICANT LOSSES AND CANNOT ASSURE THAT IT WILL ACHIEVE PROFITABILITY

The Company has incurred operating losses since inception and, as a result, the Company cannot be certain that it will generate any revenue or revenues sufficient to achieve profitability. The Company expects to continue to incur significant losses for the foreseeable future and these losses may be higher than its current losses. The Company cannot be certain when or if it will achieve profitability. Failure to generate revenues or significant revenues or to become and remain profitable may adversely affect the market price or the Company's common stock and its ability to raise capital and continue operations.

FURTHER  CAPITAL  NEEDS;  UNCERTAINTY  OF  ADDITIONAL  FINANCING

Since inception, the Company has financed its operations through sales of equity securities. The Company does not currently have sufficient capital resources to maintain its current operations. The Company requires substantial additional financing to continue its current operations, to implement its current plans to expand its operations and fund its long-term product development. The Company has been actively seeking financing to expand its operations. If any planned financing fails to close and the Company is unable to obtain alternative financing as needed, its long term product development and commercialization programs would be delayed or prevented and the Company may be required to curtail its operations.

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

INTERNET  AVAILABILITY

Historically, Merlin's business was based on the sale of the official versions of PerfectBACKUP+. Using a standard telephone connection, a user can currently download previous releases of PerfectBACKUP+ from the Internet free of charge. Although the distribution of free older versions of PerfectBACKUP+ over the Internet has proved to be an excellent way in which to attract future paying customers, the Company would prefer users to purchase the official versions. To avoid significant download time, users can purchase the shrink-wrapped version of PerfectBACKUP+. Any resulting decrease in product revenue as a result, if significant, could have a material adverse effect on the Company's business, operating results and financial condition.

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

LIMITED  OPERATING  HISTORY/EARLY  STAGE  COMPANY

Merlin was incorporated on June 25, 1999 and the Company commenced its current operations on January 7, 2000, and accordingly, both the Company and Merlin have a relatively limited operating history upon which potential investors in the Company can evaluate its business and prospects. Investors must consider the Company's prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.

FLUCTUATION  OF  QUARTERLY  RESULTS/DIFFICULTY  IN FORECASTING QUARTERLY RESULTS

Due to the limited operating histories of the Company, and the unpredictability of the software industry generally, the Company's predicted revenue and net income (loss) may fluctuate significantly from quarter to quarter and, as a result, are difficult to forecast. The Company bases its current and projected future expense levels in part on its estimates of future revenue. The Company's expenses are to a large extent fixed in the short term. It may not be able to adjust its spending quickly if revenues fall short of the Company's expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on the Company's net income (loss) for that quarter. Further, the Company may make pricing, purchasing, service, marketing, acquisition or financing decisions that could adversely affect its business, operating results and financial condition. The Company's quarterly operating results will fluctuate for many reasons, including:

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

STRAIN  ON  RESOURCES  AS  A  RESULT  OF  RAPID  GROWTH

Since the Company's incorporation, it has experienced a period of rapid growth and expansion which in the past has placed a significant strain on its resources. The Company expects that its anticipated growth will further strain management, operational and financial resources. The Company's management team has had limited experience managing a rapidly growing company on either a public or private basis. To accommodate its anticipated growth, the Company must:

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

KEY  EMPLOYEES

The Company recently closed its two offices in the United States and was unable to persuade its employees located in those offices to move to its head office location in Burnaby, BC. Accordingly, the Company is immediately required to replace a significant number of its development personnel in order to implement its plan of operation and to continue to develop its software products.

The Company's future success depends on the continued services of its key officers, including Robert Heller (President and CEO), Shelley Montgomery (Vice President of Sales and Secretary), and Trevor McConnell (Chief Financial Officer and Treasurer). The loss of the technical knowledge and industry expertise of any of these people could seriously impede the Company's success. Moreover, the loss of one or a group of the Company's key employees, particularly to a competitor, and any resulting loss of customers to a competitor could materially adversely affect the Company's business, operating results and financial condition.

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

ESTABLISHMENT  AND  MAINTENANCE  OF  BUSINESS  RELATIONSHIPS

The Company's success depends on its ability to continue to establish and maintain distribution, reseller and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers in order to offer products and services to a larger customer base than the Company could otherwise reach through direct sales and marketing efforts. The Company must develop and expand its distribution channels through relationships with original equipment manufacturers (OEMs) and value-added resellers (VARs). If the Company is unable to maintain its existing relationships or enter into additional relationships, it will have to devote substantially more resources to the distribution, sale and marketing of its products than it otherwise intends to, as a result of which, the Company's business, operating results and financial condition may be materially adversely affected.

The Company's existing relationships do not, and any future relationships may not, afford the Company any exclusive marketing or distribution rights. The companies with which The Company currently has such relationships are free to pursue alternative technologies and to develop alternative products in addition to or in lieu of its products, either on their own or in collaboration with others, including the Company's competitors. The Company cannot guarantee that its resellers and distributors will market the Company's products effectively or continue to devote the resources necessary to provide effective sales, marketing and technical support. In order to support and develop leads for the Company's distribution channels, it plans to expand its field sales and support staff significantly. The Company cannot guarantee that it will be able to successfully complete this internal expansion, that the revenue generated from this expansion will exceed its cost or that the Company's expanded sales and support staff will be able to compete successfully against the significantly more extensive and better-funded sales and marketing operations of many of our current or potential competitors. The Company's inability to effectively manage the expansion of its sales and support staff, or its programming staff, would materially adversely affect the Company's business, operating results and financial condition.

INTERNATIONAL  EXPANSION

The Company plans to continue to expand its presence in foreign markets, as was started by Merlin through its agreements with such companies as Italsel SRI (Italy), G.T. Enterprises (India) and Hanmi Information & Communications Co. Ltd. (Korea). The Company has little experience in marketing and distributing products or services for these markets and there can be no assurance that any revenues will be generated as a result of such agreements. As the Company expands its international operations, it will face a number of additional risks associated with the conduct of business overseas, including:

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

COMPETITION  FOR  SKILLED  PERSONNEL

The Company recently closed its two offices in the United States and was unable to persuade its employees located in those offices to move to its head office location in Burnaby, BC. Accordingly, the Company is immediately required to replace a significant number of its development personnel in order to implement its plan of operation and to continue to develop its software products.

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

Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage the Company's computer hardware systems. In addition, although the Company has implemented network security measures, its servers are vulnerable to computer viruses, electronic break-ins, human error and other similarly disruptive problems which could adversely affect its systems and the Website. Although the Company has tried to prevent unauthorized access to its systems, it cannot eliminate this risk entirely. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate it for any losses that may occur due to failures or interruptions in the Company's systems. It does not presently have any secondary "off-site" systems or a formal disaster recovery plan. The Website must accommodate a high volume of traffic and deliver frequently updated information. The Website has in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on the Company' s business. These types of occurrences in the future, however, could materially adversely affect its reputation and brand name and could cause users to perceive the Website as not functioning properly. Under these circumstances, the Company's customers could choose another website or other methods to obtain Linux or Unix-related information.

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

ITEM  2.     CHANGES  IN  SECURITIES.

Share  Exchange  with  Merlin  Software  Technologies,  Inc.

Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding common shares of Merlin in exchange for the issuance of an aggregate of 7,986,665 common shares of the Company. These common shares have now been issued to the former shareholders of Merlin (with the exception of a total of 146,666 common shares which have not yet been tendered by certain shareholders of Merlin) relying on Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as applicable. As part of the Share Exchange, the Company has also agreed to issue 86,665 share purchase warrants and 781,000 stock options to the former shareholders of Merlin relying on
Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as applicable. Although the Share Exchange was effective on April 26, 2000, the Company has not yet issued the warrants to the former warrant holders of Merlin.

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

On May 10, 2000, Shelley Montgomery resigned from her position as Treasurer of both the Company and Merlin. Ms. Montgomery remains the Vice President of Sales of the Company and of Merlin.

On May 10, 2000, Trevor McConnell was appointed Treasurer and Chief Financial Officer of both the Company and Merlin by the respective Boards of Directors.

On  May  16,  2000,  Martin  Holt  resigned  as  a  director  of  the  Company.

On  May  22,  2000,  the  Board  of  Directors  of  the Company appointed Trevor
McConnell  a  director  of  the  Company.

On June 23, 2000, the Board of Directors of Merlin appointed Trevor McConnell a director of Merlin.

On June 23, 2000, Gary Heller resigned from all of his positions (including as an officer and director) of both the Company and Merlin, effective July 7, 2000.

On June 23, 2000, the Board of Directors of both the Company and Merlin appointed Shelley Montgomery Secretary of each of the Company and Merlin.

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

On July 7, 2000, the Company filed a Current Report on Form 8-K announcing the resignation of Hank Barber from the Company's Board of Directors effective June 25, 2000.

Consolidated  Financial  Statements  Filed  as  a  Part  of the Quarterly Report

The  Company's  consolidated  financial  statements  include:

     Balance  Sheets
     Statements  of  Changes  in Stockholders' Equity
     Statement  of  Operations
     Statements  of  Cash Flows
     Notes  to  the  Financial  Statements

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

        3.7 Corporate Charter of Merlin, dated June 25, 1999 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

(10)    Material  Contracts

        10.1 Share Exchange Agreement, dated April 3, 2000, between the Company, Merlin, Robert Heller, Gary Heller and Shelley Montgomery (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MERLIN  SOFTWARE  TECHNOLOGIES
     INTERNATIONAL,  INC.

     By:     /s/  Robert  Heller
             Robert  Heller, President and CEO/Director

     Date:   August  16,  2000

     By:     /s/  Trevor  McConnell
             Trevor  McConnell,  Chief  Financial  Officer
             and  Treasurer/Director

     Date:   August  16,  2000