Form 10QSB/A
period 2000-06-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-09
CIK 1091394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A
(Mark  One)

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
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                   Employer Identification No.)

SUITE 201, 4199 LOUGHEED HIGHWAY, BURNABY, BRITISH COLUMBIA, CANADA V5C 3Y6
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 320-7227
                                 --------------
                           (Issuer's telephone number)

   SUITE 420 - 6450 ROBERTS STREET, BURNABY, BRITISH COLUMBIA, CANADA  V5G 4E1
   ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]  No [ ]

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
     Statement  of  Changes  in  Stockholders'  Equity                         3
     Statements  of  Operations                                                4
     Statement  of  Cash  Flows                                                5
     Notes  to  the  Financial  Statements                              6  -  10


                                                    MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                         CONSOLIDATED BALANCE SHEETS

                                                                           June  30     December  31
                                                                               2000             1999
                                                                          (UNAUDITED)
             ASSETS

             CURRENT
             Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     9,107   $ 717,195
             Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       41,522      18,667
             Prepaid expenses and supplies . . . . . . . . . . . . . . . .       36,603       8,948
                                                                          --------------------------
                                                                                 87,232      744,810

             PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . .      112,076      86,564
                                                                          --------------------------
                                                                            $   199,308      831,374

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

             LIABILITIES

             CURRENT
             Accounts payable and accrued liabilities. . . . . . . . . . .  $   108,017   $ 136,980
             Demand loans payable, non-interest bearing. . . . . . . . . .       22,913     210,000
                                                                           -------------------------
                                                                                130,930     346,980

             LOANS PAYABLE (Note 3). . . . . . . . . . . . . . . . . . . . .          -     805,000
                                                                           -------------------------
                                                                                130,930   1,151,980

             STOCKHOLDERS' EQUITY (DEFICIT)
             Share capital
               Authorized
                50,000,000    Common shares, par value $0.001

               Issued
                12,436,690    (1999 - 7,900,000) Common shares. . . . . . .      12,437       7,900
             Additional paid-in capital. . . . . . . . . . . . . . . . . .    2,946,760     292,122
             Deficit accumulated during the development stage. . . . . . .   (2,886,819)   (616,628)
             Reduction for initial contribution of intellectual property .       (4,000)     (4,000)
                                                                           -------------------------
                                                                                 68,378    (320,606)
                                                                           -------------------------
                                                                            $   199,308     831,374


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

                                                                                 Deficit        Reduction
                                                                               Accumulated     for Initial         Total
                                                           Additional           During the     Contribution    Stockholders'
                                  Common Stock              Paid-in            Development    of Intellectual      Equity
                             Shares         Amount          Capital               Stage          Property         (Deficit)
BALANCE, January 1,
2000 . . . . . . . . . .     7,900,000   $      7,900  $        292,122   $     (616,628)  $       (4,000)  $    (320,606)

Private placement
of common stock
on April 3, 2000
at a price of $1.50
per share (Note 3) . . .        86,665             87           129,913                -                 -        130,000
                         -------------------------------------------------------------------------------------------------
                             7,986,665          7,987           422,035         (616,628)          (4,000)       (190,606)
Settlement of loans
payable on
acquisition (Note 3) . .             -              -         1,275,000                -                -        1,275,000

Adjustment for the
stockholders' equity
of the Company at
the acquisition date . .     4,450,025          4,450           (37,127)               -                -          (32,677)

Stock option
compensation (Note 4)                -              -         1,286,852                -                -        1,286,852

Net loss for the
period . . . . . . . . .             -              -                 -       (2,270,191)               -       (2,270,191)
                         --------------------------------------------------------------------------------------------------
BALANCE, June 30,
2000 . . . . . . . . . .    12,436,690   $     12,437  $      2,946,760   $   (2,886,819)         $(4,000)         $68,378


The accompanying notes are an integral part of these consolidated interim financial statements.


                                                             MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                                                (A DEVELOPMENT STAGE COMPANY)
                                                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                  (UNAUDITED)

                                                                                                 Period  from
                                                                                                 June 25 1999
                                                                  Three-month      Six month  (incorporation)
                                                                 period  ended    period ended     to June 30
                                                                    June  30        June 30              2000
                                                                      2000            2000       (cumulative)
SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,888   $    18,870   $        18,870

COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . .        5,952        14,078            14,078
                                                                  -------------------------------------------
                                                                        2,936         4,792             4,792

EXPENSES (Note 4)
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       12,284        22,424            30,388
General and administration . . . . . . . . . . . . . . . . . . .      674,935       781,577         1,049,619
Professional fees. . . . . . . . . . . . . . . . . . . . . . . .       42,829        77,993           142,900
Promotion and advertising. . . . . . . . . . . . . . . . . . . .      481,214       775,802           956,114
Research and development. . . . . . . . . . . . . . . . . . . .       510,453       623,422           721,751

                                                                    1,721,715     2,281,218         2,900,772

LOSS FROM OPERATIONS                                               (1,718,779)   (2,276,426)       (2,895,980)

INTEREST AND OTHER INCOME. . . . . . . . . . . . . . . . . . . .        1,251         6,235             9,161

NET LOSS FOR THE PERIOD                                           $(1,717,528)  $(2,270,191)      $(2,886,819)

LOSS PER SHARE - basic and diluted $ . . . . . . . . . . . . . .        (0.16)  $     (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . .   10,989,833     9,369,917



The accompanying notes are an integral part of these consolidated interim financial statements.


                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                    Period  from
                                                                        June  25
                                                                            1999
                                                   Six month     (incorporation)
                                                 Period ended       to  June  30
                                                   June  30                 2000
                                                      2000          (cumulative)

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period. . . . . . . . . . . . $   (2,270,191)    $ (2,886,819)
Adjustments to reconcile net loss to net
  cash used in operating activities
Depreciation . . . . . . . . . . . . . . . . . .       22,424           30,388
Stock option compensation. . . . . . . . . . . .    1,286,852        1,298,874
  Decrease (increase) in assets
  Receivables. . . . . . . . . . . . . . . . . .      (22,855)         (41,522)
Prepaid expenses and supplies. . . . . . . . . .      (27,655)         (36,603)
  Increase (decrease) in liabilities
Accounts payable and accrued liabilities . . . .      (61,640)          75,340
                                                -------------------------------
                                                   (1,073,065)      (1,560,342)

FINANCING ACTIVITIES
Repayment of demand loans. . . . . . . . . . . .     (290,000)        (290,000)
Proceeds on demand loans . . . . . . . . . . . .      102,913          312,913
Proceeds of loan payable . . . . . . . .. . . .       600,000        1,689,000
Proceeds for common stock. . . . . . . . . . . .            -          414,000
                                                 ------------------------------
                                                      412,913        1,711,913

INVESTING ACTIVITY
Purchase of property and equipment . . . . . . .      (47,936)        (142,464)

INCREASE (DECREASE) IN CASH. . . . . . . . . . .     (708,088)           9,107

CASH, beginning of period. . . . . . . . . . . .      717,195                -

CASH, end of period. . . . . . . . . . . . . . .  $     9,107   $        9,107

SUPPLEMENTARY INFORMATION:
Non-cash investing and financing activities:
  Acquisition of business and settlement of
  debt in exchange for common stock in reverse
  acquisition (Note 2)                            $ 1,242,323

  Issuance of common stock for proceeds
    advanced in 1999 . . . . . . . . . . . . . .  $   130,000


The accompanying notes are an integral part of these consolidated interim financial statements.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2000

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2000, the Company has recognized minimal revenue and has accumulated operating losses of approximately $2,900,000 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing and achieving profitability.
Management plans to raise additional equity capital to provide additional financing for operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $5 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2000

2.     ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

Effective April 26, 2000, the Company acquired all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. ("Merlin Private Co.") in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At June 30, 2000, 7,813,332 Merlin Private Co. shares had been exchanged leaving 173,333 shares to be exchanged.

The transaction was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Merlin Private Co. The value assigned to common stock of the Company on acquisition based on the fair value of the net assets of the Company at the date of acquisition was $1,242,323. Net assets at the acquisition date included $1,275,000 raised by the Company in an equity private placement and loaned to Merlin Private Co. and settled in contemplation of closing the acquisition and accounts payable of $32,677.

Pro-forma information assuming the acquisition occurred on January 1, 2000 is as follows:

     Revenue                    $          18,870
     Loss  for  the  period     $      (2,287,868)
     Loss  per  share           $           (0.22)

Also, in connection with the acquisition, the Company was required to issue 86,665 share purchase warrants (Note 3) and 781,000 stock options (Note 4) to previous holders of warrants and options in Merlin Private Co. Options and warrants were to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. As a consequence of the exchange of stock options, additional compensation expense was booked in the period in the amount of $1,265,558 representing the difference in the value of stock options between the date of exchange and the grant date (Note 4).

3.     LOANS  PAYABLE

a) Private placement proceeds in Merlin Private Co. in 1999 totaling $130,000 did not bear interest. On April 3, 2000, Merlin Private Co. issued 86,665 units of Merlin Private Co. whereby each unit consisted of one share of common stock of Merlin Private Co. and a warrant to purchase one share of Merlin Private Co. common stock at a price of $2 per share until expiry in April 2002. Under the terms of the Share Exchange Agreement, the common shares were exchanged for common shares of the Company. Warrants are to be exchanged for warrants of the Company on a 1:1 basis under similar terms as existed for warrants in Merlin Private Co. The exchange of warrants has not occurred as of June 30, 2000.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2000

3.     LOANS  PAYABLE  -  CONTINUED

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

     On consolidation, the intercompany loan was settled and reclassified as additional paid-in capital.

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

Compensation expense was recorded for options granted in replacement for options in Merlin Private Co. in the amount of $1,265,558 representing the difference in value of options exchanged and was recorded as follows:

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2000


Expense                                      Amount

     General  and  administration     $     493,114
     Promotion  and  advertising            433,861
     Research  and  development             338,583
                                            -------
                                    $     1,265,558

The Company also recorded in general and administration expense for 2000 an amount of $21,294 related to the issuance of 48,000 options granted to a consultant on April 24, 2000. The total amount is being amortized over the vesting period.

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

b) The Company entered into an agreement with an officer for services in April 2000 which provides for, among other things, a payment of approximately $46,000 and 100,000 shares of common stock should a change of control occur. In March 2000, the Company previously entered into agreements with three other officers. Amongst other matters, terms of these agreements require that the Company pay to the officers amounts aggregating $672,000 plus 1.9 million shares of common stock in the event of a change of control of the Company.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2000

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

a) In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

b) In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

c) In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options have been modified to reduce the exercise price be accounted for as variable. Adoption of this standard is not expected to have a material effect on the financial statements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto, included as part of this Quarterly Report.



The consolidated financial statements for the six-month period ended June 30, 2000 previously filed with the Form 10-QSB on August 17, 2000 have been amended to recognize as compensation expense the amount attributable to the increase in value of the stock options previously granted by Merlin Software Technologies Inc. and exchanged for stock options with similar terms in the capital of the Company. The effect of the adjustment was to increase the net loss for the six-month period by $1,265,558 to $2,270,191 and loss per share by $0.13 per share to $0.24 per share. Net assets were unaffected by the adjustment. Management believes recognition of such compensation complies with current standards and related interpretations of the issue of stock compensation.



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

Research  and  Development



Merlin estimates that it expended $98,329 on the development of its current software programs to December 31, 1999. During the six month period ended June 30, 2000, Merlin spent approximately $720,000 on the development of its software products, primarily PerfectBACKUP+, including $340,000 of compensation recorded on exchange of stock options. The Company anticipates that it will require $600,000 to fund the continued development and enhancement of PerfectBACKUP+ and HotWireFAX. The Company anticipates that it will expend $287,000 on the continued development and enhancement of PerfectBACKUP+ and $313,000 on the continued development and enhancement of HotWireFAX. The product development for PerfectBACKUP+ and HotWire FAX was consolidated in the head office in Burnaby, BC. Network services development also continues in the head office in Burnaby, BC.



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

The Company expects that a substantial portion of its future revenue will be derived from the sale of two products: PerfectBACKUP+ and HotWireFAX. The Company expects that these products and their extensions and derivatives will account for a majority, if not all, of the Company's revenue for the foreseeable future. Broad market acceptance of these products is, therefore, critical to its future success. Failure to achieve broad market acceptance of these products, as a result of competition, technological change, or otherwise, would significantly harm its business. The Company's future financial performance will depend in significant part on the successful development, introduction and market acceptance of these two products and their respective product enhancements.
There can be no assurance that the Company will be successful in marketing either of these products or any new products, applications or product enhancements, and any failure to do so would significantly harm its business.

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

FURTHER  CAPITAL  NEEDS;  UNCERTAINTY  OF  ADDITIONAL  FINANCING

Since inception, the Company has financed its operations through sales of equity securities. The Company does not currently have sufficient capital resources to maintain its current operations. The Company requires substantial additional financing to continue its current operations, to implement its current plans to expand its operations and fund its long-term product development. The Company has been actively seeking financing to expand its operations. If any planned financing fails to close and the Company is unable to obtain alternative financing as needed, its long-term product development and commercialization programs would be delayed or prevented and the Company may be required to curtail its operations.

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

On  May  16,  2000,  Martin  Holt  resigned  as  a  director  of  the  Company.

On  May  22,  2000,  the  Board  of  Directors  of  the Company appointed Trevor
McConnell  a  director  of  the  Company.

On June 23, 2000, the Board of Directors of Merlin appointed Trevor McConnell a director of Merlin.

On June 23, 2000, Gary Heller resigned from all of his positions (including as an officer and a director), of both the Company and Merlin, effective July 7, 2000.

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

     MERLIN  SOFTWARE  TECHNOLOGIES
     INTERNATIONAL,  INC.



     By: /s/ Robert Heller
     Robert  Heller,  President  and  CEO/Director
     Date:     November 9,  2000

     By: /s/ Trevor McConnell
     Trevor  McConnell,  Chief  Financial  Officer
     and  Treasurer/Director
     Date:     November 9,  2000