Form 10QSB
period 2000-09-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-20
CIK 1091394

UNITED  STATES
                        SECURITIES  AND  EXCHANGE  COMMISSION
                                WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2000
                                         --------------------

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

      SUITE 200 & 201 - 4199 LOUGHEED HIGHWAY, BURNABY, BRITISH COLUMBIA,
                                CANADA  V5C 3Y6
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 320-7227
                                 --------------
                           (Issuer's telephone number)

   SUITE 420 - 6450 ROBERTS STREET, BURNABY, BRITISH COLUMBIA, CANADA V5G 4E1
   --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

12,520,024  common  shares  outstanding,  as  of  October  31,  2000
--------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one): [ ] Yes   [X] No

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver,  British  Columbia       /s/ Robert Heller
November 20,  2000                  Director  of  Merlin  Software  Technologies
                                    International,  Inc.

MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  NINE-MONTH  PERIOD  ENDED
SEPTEMBER  30,  2000
(UNAUDITED)

     MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
     (A  DEVELOPMENT  STAGE  COMPANY)
     CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  NINE-MONTH  PERIOD  ENDED  SEPTEMBER  30,  2000
     (UNAUDITED)

CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  Sheets
     Statement  of  Changes  in  Stockholders'  Equity
     Statements  of  Operations
     Statement  of  Cash  Flows
     Notes  to  the  Financial  Statements


                                                MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                         CONSOLIDATED BALANCE SHEETS

                                                                       September  30     December  31
                                                                                2000             1999
                                                                         (UNAUDITED)

             ASSETS

             CURRENT
             Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   775,786   $ 717,195
             Receivables . . . . . . . . . . . . . . . . . . . . . . . . .       37,149      18,667
             Prepaid expenses and supplies . . . . . . . . . . . . . . . .       40,238       8,948
                                                                            ------------------------
                                                                                853,173     744,810

             DEFERRED FINANCING COSTS (Note 5) . . . . . . . . . . . . . .       64,713           -
             PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . .      106,591      86,564
                                                                            ------------------------
                                                                            $ 1,024,477   $ 831,374
                                                                            ========================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

             LIABILITIES

             CURRENT
             Accounts payable and accrued liabilities. . . . . . . . . . .  $   333,811   $ 136,980
             Demand loans payable, non-interest bearing. . . . . . . . . .       25,600     210,000
                                                                            ------------------------
                                                                                359,411     346,980

             LOANS PAYABLE (Note 3). . . . . . . . . . . . . . . . . . . .            -     805,000
             CONVERTIBLE NOTES PAYABLE (Note 5). . . . . . . . . . . . . .       87,000           -
                                                                            ------------------------
                                                                                446,411   1,151,980
                                                                            ------------------------

             STOCKHOLDERS' EQUITY (DEFICIT)
             Share capital
               Authorized
               50,000,000    Common shares, par value $0.001

               Issued
               12,536,690    (1999 - 7,900,000) Common shares. . . . . . . ..    12,537       7,900

             Additional paid-in capital. . . . . . . . . . . . . . . . . .    4,236,780     292,122
             Deficit accumulated during the development stage. . . . . . .   (3,667,251)   (616,628)
             Reduction for initial contribution of intellectual property .       (4,000)     (4,000)
                                                                            ------------------------
                                                                                578,066    (320,606)
                                                                            ------------------------
                                                                            $ 1,024,477  $  831,374
                                                                            ========================

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

FOR  THE  NINE-MONTH  PERIOD  ENDED  SEPTEMBER  30,  2000


                                                                           Deficit        Reduction
                                                                         Accumulated      for Initial     Total
                                                         Additional       During the    Contribution of   Stockholders'
                                Common Stock              Paid-in        Development      Intellectual    Equity
                            Shares        Amount          Capital            Stage          Property      (Deficit)

BALANCE, January 1,
2000. . . . . . . . . .     7,900,000  $      7,900  $     292,122      $  (616,628)     $  (4,000)       $  (320,606)

Private placement
of common stock
on April 3, 2000
at a price of $1.50
per share (Note 3). . .        86,665            87        129,913                -           -               130,000
                       -------------  -------------  ------------       -----------      ----------       ------------
                            7,986,665         7,987        422,035         (616,628)        (4,000)          (190,606)

Settlement of loans
payable on acquisition
(Note 3). . . . . . . .             -             -      1,275,000                -           -             1,275,000

Adjustment for the
stockholders' deficit
of the Company at
the acquisition date. .     4,450,025         4,450        (37,127)               -           -               (32,677)

Stock option
compensation (Note 4) .             -             -      1,316,972                -           -             1,316,972

Value of warrants and
beneficial conversion
feature on convertible
notes (Note 5). . . . .             -             -      1,100,000                -           -             1,100,000

Cash received on
private placement
In September 2000
at $1.60 per share
(Note 6). . . . . . . .       100,000           100        159,900                -           -               160,000

Net loss for the
period. . . . . . . . .             -             -              -       (3,050,623)          -            (3,050,623)
                       -------------  -------------  -------------   ---------------  -------------       ------------
BALANCE, September 30,
2000. . . . . . . . . .    12,536,690  $     12,537  $   4,236,780   $   (3,667,251)  $     (4,000)       $   578,066
                       =============  =============  =============   ===============  =============       ============

The accompanying notes are an integral part of these consolidated interim financial statements.


                                         MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                (A DEVELOPMENT STAGE COMPANY)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  (UNAUDITED)



                                                                                  Period From
                                                                                      June 25
                                                                                         1999
                                        Three-Month              Nine-Month   (Incorporation)
                                        period ended            period ended  to September 30
                                        September 30            September 30             2000
                                   2000               1999          2000         (CUMULATIVE)
SALES . . . . . . . . . . . .  $       2,431   $           -   $    21,301   $      21,301

COST OF SALES . . . . . . . .          1,600               -        15,678          15,678
                               --------------  -----------------  ------------  -------------

                                         831               -         5,623           5,623
                               --------------  -----------------  ------------  -------------

EXPENSES (Note 4)
Depreciation. . . . . . . . .         12,053         1,991          34,477          42,441
General and administration. .        468,804       114,435       1,250,381       1,518,423
Professional fees . . . . . .         41,822        14,903         119,815         184,722
Promotion and advertising . .         78,798        45,730         854,600       1,034,912
Research and development. . .         81,985        30,251         705,407         803,736
                               --------------  -----------   ----------------- ------------

                                     683,462       207,310       2,964,680       3,584,234
                               --------------  -----------   ----------------- ------------

LOSS FROM OPERATIONS. . . . .       (682,631)     (207,310)     (2,959,057)     (3,578,611)

INTEREST AND FINANCING COSTS
  (Note 5). . . . . . . . . .        (97,801)           83         (91,566)        (88,640)
                               --------------  -----------    ----------------- -----------

NET LOSS FOR THE PERIOD . . .  $    (780,432)     (207,227)   $ (3,050,623)    $(3,667,251)
                               ==============  ============   ============     ============
LOSS PER SHARE - basic and
  diluted . . . . . . . . . .  $       (0.06)  $     (0.03)   $      (0.29)
                               =============   ============   ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING . . . . . . . .     12,289,807     6,433,334    $ 10,350,318
                               =============   =============  ============

The accompanying notes are an integral part of these consolidated interim financial statements.


                                                 MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                          (UNAUDITED)

                                                                                           Period from
                                                                        Period from            June 25
                                                                          June 25                 1999
                                                       Nine-month           1999       (incorporation)
                                                      period ended    (incorporation)  to September 30
                                                      September 30    to September 30             2000
                                                         2000               1999          (CUMULATIVE)

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . .  $     (3,050,623)   $(207,227)    $     (3,667,251)
Adjustments to reconcile net loss to net
  cash used in operating activities
Amortization of deferred financing costs. . . .               2,328            -                2,328
Depreciation. . . . . . . . . . . . . . . . . . .            34,477        1,991               42,441
Stock option compensation . . . . . . . . . . . .         1,316,972            -            1,328,994
Beneficial conversion feature on
  convertible notes and amortization
  of discount . . . . . . . . . . . . . . . . . .            87,000            -               87,000
Decrease (increase) in assets
  Receivables . . . . . . . . . . . . . . . . . .           (18,482)       (2,965)            (37,149)
  Prepaid expenses and supplies . . . . . . . . . .         (31,290)       (7,933)            (40,238)
Increase (decrease) in liabilities
  Accounts payable and accrued liabilities. . . . .         164,154        23,747             301,134
                                                   -----------------   -----------    ----------------

                                                         (1,495,464)     (192,387)         (1,982,741)
                                                   -----------------  ------------   -----------------

FINANCING ACTIVITIES
Repayment of demand loans . . . . . . . . . . . .          (312,913)           -             (312,913)
Proceeds on demand loans. . . . . . . . . . . . .           128,513       20,000              338,513
Proceeds of loan payable. . . . . . . . . . . . .           600,000            -            1,275,000
Proceeds on issuance of common stock. . . . . . .           160,000      284,000              574,000
Proceeds on issuance of convertible
  notes, net of financing costs . . . . . . . . .         1,032,959            -            1,032,959
                                                   -----------------  ------------   -----------------

                                                          1,608,559      304,000            2,907,559
                                                   -----------------  ------------   -----------------

INVESTING ACTIVITY
Purchase of property and equipment. . . . . . . .           (54,504)     (35,416)            (149,032)
                                                   -----------------  -----------    -----------------

INCREASE IN CASH. . . . . . . . . . . . . . . . .            58,591       76,197              775,786
CASH, beginning of period . . . . . . . . . . . .           717,195            -                    -
                                                   -----------------   -----------   -----------------

CASH, end of period . . . . . . . . . . . . . . .  $        775,786   $   76,197     $        775,786
                                                   ================   ==========     =================

SUPPLEMENTARY INFORMATION:
Non-cash investing and financing activities:
  Acquisition of business and settlement of debt
    in exchange for common stock in reverse
    acquisition (Note 2). . . . . . . . . . . . .  $      1,242,323   $              -
                                                   ================   =================

  Issuance of common stock for proceeds
    advanced in 1999. . . . . . . . . . . . . . .  $        130,000   $              -
                                                   ================   =================

The accompanying notes are an integral part of these consolidated interim financial statements.

1.     BASIS  OF  PRESENTATION  AND  CONTINUED  OPERATIONS

The consolidated interim financial statements for the nine-month period ended September 30, 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc., a Nevada company developing Linux-based software utilities and other business management software. The acquisition closed on April 26, 2000 (Note 2). At September 30, 2000, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2000, the Company has recognized minimal revenue and has accumulated operating losses of approximately $3.7 million since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing and achieving profitability. Management plans to raise additional equity capital to provide additional financing for operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3.9 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of its products, to secure products and for other working capital purposes including hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.     ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES  INC.

Effective April 26, 2000, the Company closed a share exchange agreement to acquire all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. ("Merlin Private Co.") in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At September 30, 2000, 7,969,999 Merlin Private Co. common shares had been exchanged leaving 16,666 still to be exchanged.

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

Pro-forma information assuming the acquisition occurred on January 1, 2000 is as follows:

     Revenue                    $         21,301
     Loss  for  the  period     $     (3,068,300)
     Loss  per  share           $          (0.24)

Also, in connection with the acquisition, the Company was required to issue 86,665 share purchase warrants (Note 3) and 781,000 stock options (Note 4) to previous holders of warrants and options in Merlin Private Co. Options and warrants were to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. As a consequence of the exchange of stock options, additional compensation expense was booked in the period representing the difference in value of stock options between the date of exchange and the grant date (Note 4).

3.     LOANS  PAYABLE

a) Private placement proceeds in Merlin Private Co. in 1999 totalling $130,000 did not bear interest. On April 3, 2000, Merlin Private Co. issued 86,665 units of Merlin Private Co. whereby each unit consisted of one share of common stock of Merlin Private Co. and a warrant to purchase one share of Merlin Private Co. common stock at a price of $2 per share until expiry on March 31, 2002. Under the terms of the share exchange agreement, the common shares were exchanged for common shares of the Company. Warrants were exchanged for warrants of the Company on a 1:1 basis under similar terms as existed for warrants in Merlin Private Co.

b) In contemplation of closing the acquisition, the Company previously advanced $1,275,000 to Merlin Private Co. out of the proceeds of a $1,275,000 private placement received in December 1999 and January 2000. The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The private placement resulted in the issuance of 850,000 units of the Company at $1.50 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock until February 11, 2002 at $2 per share. All warrants remained outstanding at September 30, 2000.

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

Compensation expense of $1,316,972 during the nine months ended September 30, 2000 (1999 - $Nil) was recorded for options granted during the period including an amount representing the difference in value of options exchanged for options in Merlin Private Co. Details of options granted and cancelled during the period ended September 30, 2000 are as follows:


                                                                        Exercisable on
                                               Exercise                   September 30
                                 Number        Price        Expiry                2000
-------------------------  --------------   -------------  ----------          -------
Options granted to a
  consultant. . . . . . .         48,000   $      1.00      April 2010          12,000
Options granted on share
  exchange (Note 2) . . .        781,000   $      1.00      May 2005           477,800
Options cancelled . . . .       (123,800)  $      1.00      May 2005                 -
                           ---------------                                     -------

Options outstanding at
  September 30, 2000. . .         705,200                                      489,800
                           ===============                               =============

The Company granted an additional 72,000 stock options, vesting at 6,000 per month with exercise prices of $1.25 and $1.75 expiring in October 2010. In November, vested options totaling 75,000 expired and 75,000 options with an exercise price of $1.00 were exercised.

The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", in recognizing and measuring compensation expense for options granted to employees. Generally, compensation expense is recorded for the difference between the market price of the underlying common stock and the exercise price of the stock options. The Company regularly re-measures compensation expense for unvested options where there has been a substantive change or modification to such stock options such as the exchange of stock options described in Note 2.

The Company follows the provisions and related interpretations of Financial Accounting Standard No. 123 ("FAS 123") for options granted to non-employees. Compensation expense is recognized based upon the fair value based method prescribed using the Black-Scholes option pricing model. Compensation expense is re-measured on a quarterly basis for options still unvested.

Compensation expense is amortized over the length of the contract period (if one exists) or the period to which the options vest.

Compensation expense for the nine months ended September 30, 2000 was recorded as follows:

Expense                                Amount
-------                                ------

General  and  administration     $    542,109
Promotion  and  advertising           431,443
Research  and  development            343,420
                                 ------------

                                 $  1,316,972
                                 ============

5.     CONVERTIBLE  NOTES  PAYABLE

On August 18, 2000, the Company entered into an agreement to issue $2.1 million of Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

The Company issued $1.1 million of convertible notes on August 24, 2000 with the remaining $1.0 million balance to be issued within seven days of a related registration statement being declared effective by the SEC. The notes are immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. As a result, a beneficial conversion feature of $53,000 related to the issuance of $1.1 million of convertible notes payable was recorded as interest expense on the date of issuance. The beneficial conversion feature associated with additional convertible notes payable not yet issued will be recorded on the date additional notes payable are issued. At September 30, 2000, none of the convertible notes payable have been converted.

The $1.1 million of convertible notes payable also contain 770,000 detachable warrants exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 to expiry on August 18, 2007 at a price of $1.75 per share. An additional 750,000 detachable warrants with the same terms will be issued in connection with the unissued balance of the convertible notes payable. No warrants have been exercised at September 30, 2000. The value of the 770,000 warrants based on a Black-Scholes option pricing model was $1,047,000 using the following assumptions:

-     No  dividends;
-     Risk-free  interest  of  6.24%
-     Volatility  of expected market price of the Company's common stock of 182%
-     Expected  life  of  the  warrants  of  36  months

The discount was recorded as additional paid-in capital during the period and is being amortized as interest expense on a straight-line basis over the term of the convertible notes payable. $34,000 was amortized during the period ended September 30, 2000.

The convertible notes contain provisions to adjust the conversion price for, among other matters, changes in the capital structure and situations where the Company issues common stock at a price of less than $1.60 per share. Among other matters, damages are payable to the noteholders at the rate of 2% per month, should the Company's registration statement not be declared effective by the SEC within 150 days of issuance.

The Company incurred direct costs in connection with the convertible notes payable of $67,041 which is being amortized to the Statement of Operations over the term of the notes payable. To September 30, 2000, $2,328 has been amortized leaving a net book value of the deferred asset of $64,713.

6.     SHARE  PURCHASE  WARRANTS

     Details of share purchase warrants issued during the period are as follows:




                                                                             Exercisable on
                                                      Exercise                 September 30
                                         Number        Price         Expiry            2000

  Issued:
    On private placement (*). . .         200,000  $     1.75        March 2001     200,000
    On private placement (Note 3)         850,000  $     2.00        February 2002  850,000
    On share exchange (Note 2). .          86,665  $     2.00        March 2002      86,665
    On convertible notes (Note 5)         770,000  $     1.75        August 2007          -
                                   --------------                                   -------

                                        1,906,665                                 1,136,665
                                   ==============                             =============

(*)     In September 2000, the Company completed a private placement of 100,000 units at a  price  of  $1.60 per unit for total proceeds of $160,000.  Each unit comprised of one share  of  the  Company's common stock plus two warrants exercisable at $1.75 each until expiry  in  March  2001.

7.     COMMITMENTS

a) On June 20, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

i) payment of $100,000 and 300,000 shares of the Company's common stock in 2000;
ii)    payment  of  $230,000  in  2001;
iii) payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and
iv) right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of $969,000, including $639,000 being the value attributable to the common stock using the trading price of the common stock on the agreement date, is being recognized on a straight-line basis over the term of the contract. During the period ended September 30, 2000, the Company recorded an expense of $121,125. 300,000 shares of common stock issuable under the terms of the contract ((i) above) have not yet been issued.

7.     COMMITMENTS

b) In March 2000, the Company previously entered into agreements with three other officers. Amongst other matters, terms of these agreements require that the Company pay to the officers amounts aggregating $672,000 plus 1.9 million shares of common stock in the event of a change of control of the Company. On July 7, 2000, one of the three officers resigned his position with the Company and, accordingly, his consulting agreement terminated, thus reducing the Company's obligation on potential change of control to $432,000 plus 1.2 million shares of common stock. The Company also entered into an agreement with an officer for services in April 2000 which provides for, among other matters, a payment of approximately $46,000 and 100,000 shares of common stock should a change of control occur.

c) The Company entered into an agreement with a consultant whereby the Company would issue 80,000 shares of common stock in exchange for corporate finance services for a period expiring in April 2001. The shares have yet to be issued, but the cost of services based upon the trading price of the underlying common stock on the agreement date is being amortized on a straight-line basis over the term of the contract.

8.     NEW  ACCOUNTING  PRONOUNCEMENTS

a) In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. The Interpretation requires, among other matters, that stock options that have been modified to reduce the exercise price be accounted for as variable. This standard was adopted during the period ended September 30, 2000 but did not have a material effect on the Company's financial statements.

b) In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

c) In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. The Company does not expect its adoption to have a material effect on the Company's financial statements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the notes to the financial statements, included as part of this Quarterly Report.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to the "Sales and Marketing", "Research and Development" and "Plan of Operation" sections contained in this Quarterly Report, as well as the factors described below in the section entitled "Factors That May Affect Our Future Results", which identify some of the important factors or events that could cause our actual results or performance, or the actual results or performance of our subsidiary, Merlin Software Technologies Inc., to differ materially from those contained in the forward looking statements.

As used in this Quarterly Report, the terms "we", "us", "our" and "Merlin" mean Merlin Software Technologies International Inc., and our subsidiary, Merlin Software Technologies Inc., unless otherwise indicated.

ACQUISITION  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

As described in our Form 10-QSB for the quarter ended March 31, 2000, we acquired (the "Acquisition") all of the issued and outstanding shares of our subsidiary as of April 26, 2000. We have continued the business operations of our subsidiary (see "Business of Merlin Software Technologies, Inc." below).

BUSINESS  OF  MERLIN  SOFTWARE  TECHNOLOGIES,  INC.

A detailed description of our business following the Acquisition can be found in our Form 10-KSB Annual Report, filed on April 14, 2000.

PLAN  OF  OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly in the section entitled "Factors That May Affect Our Future Results".

General

We were formed in Nevada on August 30, 1995 under the name Austin Land & Development Inc. We changed our name to Merlin Software Technologies International, Inc. on January 7, 2000. We were inactive until the acquisition of 100% of the issued and outstanding shares of Merlin Software Technologies Inc. (a company incorporated in Nevada on June 25, 1999). That acquisition was completed by a share exchange reorganization with Merlin Software Technologies Inc. on April 26, 2000. Since incorporation, Merlin Software Technologies Inc. has been in the business of developing utility software programs for computers using a Linux or Unix operating system.

Since April 26, 2000, our focus has been on the development and marketing of our two utility software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. Our principal executive offices are located in Burnaby, British Columbia, Canada.

Plan  of  Operation

Our primary objective over the next 12 months will be to complete development of both of our current utility software programs, PerfectBACKUP+ and Communicado Fax, for commercial release and to implement an aggressive sales and marketing program in connection with the sale of both of these utility software programs. As of the present date, PerfectBACKUP+ requires testing of recent additional features which were added in order to make it competitive in the existing marketplace; Communicado Fax requires further development and testing before it can be made available for commercial release. In addition to the development and testing work to be performed, technical documentation for both of these software programs must be completed and an aggressive sales and marketing campaign must be implemented. In order for us to accomplish these goals within the next 12 months we will need to achieve the goals set out in the following paragraphs:

Cash  Requirements

We will require a minimum of approximately $3.9 million over the period ending September 30, 2001 in order to accomplish our goals. The cash requirements of $3.9 million are based on our estimates for operational costs for the period ending September 30, 2001. We estimate that approximately $654,000 will be required to hire further software developers and programmers, $1,717,000 will be required to hire marketing and sales persons and to implement our planned sales and marketing program and $200,000 will be required to support an investor relations program. The balance of $1,329,000 will be required to support general corporate expenses, including expenses in connection with engaging both senior and intermediate management personnel and other general operating expenses. We have recently sold an aggregate of $2.1 million dollars of convertible notes which we believe will be sufficient to pay for ongoing operating costs and capital expenditures through May, 2001 (for further information with respect to the convertible notes, please refer to Part II, Item 2 "Changes in Securities"). We intend to obtain the balance of our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing. Additionally, we will explore the possibility of raising funds by way of government grants made available to high-technology companies operating in British Columbia, Canada.

Research  and  Development

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends upon our ability to enhance our current software programs to meet a wide range of customer needs and to develop new software programs rapidly to attract new customers and provide additional solutions to existing customers.

Our strategy is to continue to enhance PerfectBACKUP+'s and Communicado Fax's functionality through new feature development, in order to meet the continually advancing requirements of its customers. At the same time, we may seek to acquire and develop new software programs to meet the needs of a broader group of users.

As of September 30, 2000, we have expended $803,736 on the development of PerfectBACKUP+ and Communicado Fax, including $343,420 representing the value assigned to stock option compensation to employees and consultants working in research and development. We will expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to PerfectBACKUP+, translating both PerfectBACKUP+ and Communicado Fax so that they will operate on different computer operating systems and developing new products that will compliment our present software programs. By updating the design of PerfectBACKUP+, PerfectBACKUP+ will become more functional and easier to use. The benefit of porting, or translating our software programs so that they are capable of running on other operating systems, is that our products become saleable to a greater number of users.

Sales  and  Marketing

In order to generate any significant sales volume, we predict that we must recruit three senior sales people, including a Vice-President of Marketing, an Original Equipment Manufacturer Sales Manager and a Product Manager.
The addition of these personnel will ensure that the overall strategy for sales of our products is developed and maintained for all relevant marketing channels. It is expected that these three individuals will be supported by an additional five individuals whose functions will range from telemarketing to customer support. In order to compete in the existing markets for our products and to generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require that we place advertisements in several key trade magazines and publications, as well as exhibiting our software products at the major tradeshows held throughout the year. An external public relations firm is presently engaged to ensure that developments and news releases are provided in a timely manner to the key media sources in the software industry and to the public market.

Personnel

As of October 31, 2000, we have 24 permanent employees and 3 independent contractors, including 4 in the area of corporate administration, 1 in investor relations, 15 in product development and 4 in sales and customer support. Over the next 12 months, we plan to expand our total number of permanent employees in these departments to approximately 35.

Purchase  or  Sale  of  Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to purchase computer hardware and software for our ongoing operations.

FACTORS  THAT  MAY  AFFECT  OUR  FUTURE  RESULTS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating Merlin and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed as a result of any of the following factors. The trading price of the shares of our common stock could decline due to any of these factors, and you could lose all or part of your investment.

Merlin  is  a  Development  Stage Company with a Limited Operating History Which
Makes  Future  Performance  Very  Difficult  to  Predict.

We are a development stage company which is primarily involved in the development, manufacture and marketing of utility software programs for the Linux and Unix operating systems. As a relatively new company, we have just started selling our software products, and as a result, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any significant revenues since our formation.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and market our utility software products, including PerfectBACKUP+ and Communicado Fax;

- successfully continue to enhance our current software products to keep pace with changes in technology and changes demanded by users of such software products; and

-     obtain  the  necessary  financing  to  implement  our  business  plan.

Given our limited operating history, minimal sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

Lack  of Established Revenue Stream Will Result in Anticipated Operating Losses.

Our subsidiary did not generate any revenues from the sale of our software products and incurred a loss of $616,628 for the period from June 25, 1999 (incorporation) to December 31, 1999. We have generated $ 21,301 in revenues through the first three quarters of 2000. Although we anticipate that revenues will increase, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our software products are developed, commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent accountant's opinion on the December 31, 1999 financial statements. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

Lack of Profits, Negative Cash Flow and Our Need for Substantial Capital in the Future to Fund Our Business Growth.

Our subsidiary incurred a net loss for the period from June 25, 1999 (incorporation) to December 31, 1999 of $616,628. A further loss of $3,050,623 was realized in the nine months ended September 30, 2000. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and our ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. With our recent sale of convertible notes, we believe sufficient funds are available to pay for ongoing operating costs and capital expenditures through May, 2001. We have predicted that we will require approximately $3.9 million over the period ending September 30, 2001 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of PerfectBACKUP+ or Communicado Fax or encounter any unexpected technical or other difficulties;

-     we incur delays and additional expenses as a result of technology failure;

-     we are unable to create a substantial market for our software products; or

-     we  incur  any  significant  unanticipated  expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of PerfectBACKUP+ and Communicado Fax. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available, if necessary, to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

Our Failure to Effectively Manage Our Growth Could Harm Our Future Business Results.

As we proceed with the development of our software products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

There May Be a Change of Control and Dilution Upon Conversion of the Convertible Notes and Exercise of Warrants.

The four purchasers of the convertible notes may convert their convertible notes into shares of our common stock at conversion prices equal to the lower of a fixed price and the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading day immediately preceding the conversion date. In addition, these holders also acquired warrants to purchase 1,520,000 shares of our common stock at an exercise price of $1.75. If the holders convert the notes and exercise the warrants, there could be a change in control. The holders' ownership interest may be significantly increased at the time they actually convert since the conversion and sale of the common stock could have an adverse effect on the price of our common stock. The existence of these convertible notes and warrants could depress the market price of our stock and effect the cost and terms of our future stock placements.

Future Sales of Our Common Stock Pursuant to this Prospectus May Depress Our Stock Price.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 12,520,024 shares of common stock issued and outstanding as of October 31, 2000. Through the recent sale of the convertible notes, the selling stockholders may be reselling up to 4,395,000 shares of our common stock, only 500,000 of which are included in the 12,520,024 issued and outstanding common shares. As a result of the sale, a substantial number of our shares of common stock are becoming available for resale, which could have an adverse effect on the price of our common stock.

All  of  Our  Assets  are  Secured.

We are financing our operations partially through the issuance of the convertible notes. These convertible notes have been secured primarily by all of our assets. If we default on any of these convertible notes, it would have a material adverse effect on our business.

Our  Ability  to  Generate  Revenue  is  Dependent  on the Sale of Two Products.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our two software programs: PerfectBACKUP+ and Communicado Fax. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of these software programs is, therefore, critical to our future success. Failure to achieve broad market acceptance of these software programs, as a result of competition, technological change or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful development, introduction and market acceptance of these two software programs and their respective enhancements. There can be no assurance that we will be successful in marketing either of these software programs or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

The  Market  Acceptance  of  Our  Products  is  Uncertain.

We have sold only limited quantities of our software programs. Our success will depend on the acceptance of our products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. We cannot assure you that our existing or proposed software programs will be accepted by the computer and technology industry at sufficient levels to support our operations.

We are Dependent on Resellers and Distributors for the Sales of Our Products and if We are not Successful in Expanding our Distribution Channels, Our Ability to Generate Revenues May Be Harmed.

We have entered into various distribution and reseller agreements to distribute and/or bundle our software programs. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our software programs to these companies in a timely manner or that these companies will be able to sell our software programs in volumes anticipated by us. Further, these agreements are our only significant distribution agreements to date. Our growth will be dependent on our ability to expand our third-party distribution channels to market, sell and distribute our software programs. While our strategy is to enter into additional agreements with resellers and distributors, we may not be able to successfully attract additional vendors to distribute our software programs. In addition, we have only limited experience in marketing our software programs through distributors and resellers and we will have little, if any, control over our third-party distributors. There can be no assurance that we will be successful in our efforts to generate revenue from these distribution channels, nor can there be any assurance that we will be successful in recruiting new organizations to represent us and our software programs. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

Rapid Technological Changes in the Computer Software and Hardware Industry Could Render Our Products Non-competitive or Obsolete.

The development and sales of our software programs are exposed to risks as a result of the rapidly changing technology in the computer software and hardware industry. Although we will engage software developers and programmers who are experienced in the utility software program market, we only have limited experience in developing and marketing such utility software programs.

In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the software programs provided by us. Those technological advances could also lower the costs of other software programs that compete with our software programs, resulting in pricing or performance pressure on our software programs, which could adversely affect our results of operations.

Unscheduled Delays in Development of Our Software Products or the Implementation of Our Sales Program Could Result in Lost or Delayed Revenues.

Delays and related increases in costs in the development or improvement of PerfectBACKUP+ and Communicado Fax or the implementation of our sales and marketing program could result from a variety of causes, including:

- delays in the development, testing and commercial release of our software programs;

- delays in hiring or retaining experienced software developers and programmers;

- delays in locating and hiring experienced sales and marketing professionals; and

-     delays  caused  by  other  events  beyond  our  control.

There can be no assurance that we will successfully develop PerfectBACKUP+ and Communicado Fax on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our software programs or a delay in the implementation of our sales and marketing program could result in increased costs and could have a materially adverse effect on our financial condition and results of operations.

Lack of Patent and Copyright Protections for Merlin's Technologies Could Result in Duplication or Infringement Allegations by Competitors.

Although we have applied for or are in the process of applying for copyright registration in the United States, neither PerfectBACKUP+ or Communicado Fax is protected by any patents. We do treat our software programs and their associated technology as proprietary. Despite the precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs, which could adversely effect our results of operations.

The Loss of Merlin's Key Technical Individuals Would Have an Adverse Impact on Future Development.

Our performance is substantially dependent on the technical expertise of Robert Heller and other key software programmers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Robert Heller or any of Merlin's key software programmers and developers could have a materially adverse effect on our business, development, financial condition and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

We Are Significantly Smaller Than Some of Our Competitors and Consequently, We May Lack the Financial Resources Needed to Enter Markets and Increase Market Share.

We will encounter competition from other software companies and from an increasingly competitive computer software industry in general. The growing market for utility software programs for the Linux and Unix operating systems has attracted new market participants, as well as expansion by established participants, resulting in substantial and increasing competition. Many of our present and future competitors in the utility software program market have substantially greater:

-     financial,  marketing,  technical  and  development  resources;

-     name  recognition;  and

-     experience

than  we  do.

Our competitors may be able to respond more quickly to new or emerging advancements in the utility software program market and to devote greater resources to the development, promotion and sale of their software programs. In addition, companies that develop operating systems could introduce new or upgrade existing operating systems or environments that include similar software programs to those offered by us, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

While we believe that PerfectBACKUP+ and Communicado Fax are competitive in the utility software program market, no assurances can be given that competitors, in the future, will not succeed in developing better software programs.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships amongst themselves or with third parties that could increase their ability to capture a larger portion of the market share for such software programs. This type of existing and future competition could affect our ability to form and maintain agreements with our distribution, reseller, bundling and marketing partners. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a materially adverse effect on our business.

Our  Stock  Price  is  Volatile.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin

Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Merlin's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination of the purchaser and receive the purchaser's written agreement of the transaction prior to the sale.
Consequently, these rules may affect the ability of broker-dealers to trade Merlin's securities and affect the ability of existing stockholders to sell their shares in the secondary market.

Concentration of Voting Share Ownership Could Allow a Relatively Few Stockholders to Influence the Affairs of Merlin.

Stockholders owning a majority (i.e. 51%) of Merlin's outstanding voting stock represent the ultimate control over Merlin's affairs. Three stockholders currently control approximately 46% of the outstanding shares of Merlin's common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other stockholders.

No  Dividends  are  Expected  to  be  Declared  in  the  Foreseeable  Future.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM  2.     CHANGES  IN  SECURITIES.

As set out in our Form 10-QSB Quarterly Report for the quarter ended June 30, 2000, pursuant to the Share Exchange Agreement, we acquired all of the issued and outstanding common shares of our subsidiary, in exchange for the issuance of an aggregate of 7,986,665 of our common shares. On July 27, 2000, we issued 6,667 common shares to a former shareholder of our subsidiary in an offshore transaction, relying on Regulation S of the Securities Act of 1933 (the "1933 Act").

On August 7, 2000, also pursuant to the Share Exchange Agreement, we issued 20,000 common shares to one of the former shareholders of our subsidiary in an offshore transaction relying on Regulation S of the 1933 Act.

On August 24, 2000, we sold Series A 10% Senior Secured Convertible Notes to four accredited investors for an aggregate principal purchase amount of $2.1 million pursuant to a private placement. The Convertible Notes mature on August 18, 2003. The purchase price of $2.1 million is payable in two tranches. Convertible Notes in the aggregate principal amount of $1.1 million were issued on August 24, 2000. The principal amount or any portion of the principal amount of the Notes can be converted, at the holder's option, into shares of common stock at the lesser of a fixed conversion price of $1.60, subject to adjustment, or the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading date immediately preceding the conversion date.

In connection with the sale of the Convertible Notes, we issued Series A Warrants to the holder of the Convertible Notes to purchase up to 1,520,000 shares of our common stock at an exercise price of $1.75 per share from August 18, 2001 until August 18, 2007. The warrants will also be issued in two tranches. We issued Series A Warrants to purchase up to 770,000 shares of our common stock on August 24, 2000.

Both the Convertible Notes and the Series A Warrants were issued to four accredited investors relying on Rule 506 of Regulation D and/or section 4(6) of the 1933 Act. The transaction was private in nature and we had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment and that they acquired the Convertible Notes and Series A Warrants for investment purposes.

On September 27, 2000, we issued 100,000 common shares to an accredited investor, relying on Rule 506 of Regulation D and/or section 4(6) of the 1933
Act. The transaction was private in nature and we had reasonable grounds to believe that the investor was accredited, capable of evaluating the merits and risks of his investment and that he acquired the shares for investment purposes.

On September 27, 2000, also pursuant to the Share Exchange Agreement, we issued an aggregate of 130,000 common shares to two former shareholders of our subsidiary in offshore transactions, relying on Regulation S of the 1933 Act.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

On October 4, 2000, Webb Green was appointed to our Board of Directors, and on October 25, 2000, Hank Barber was appointed to our Board of Directors.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On July 7, 2000, we filed a Current Report on Form 8-K announcing the resignation of Hank Barber from our Board of Directors, effective June 25, 2000.

On August 10, 2000, we filed a Current Report on Form 8-K announcing the following:

- the resignation of Gary Heller as a director and as our Chief Information Officer and Secretary, effective July 7, 2000;

- the appointment of Trevor McConnell as a director (effective May 22, 2000) and as our Chief Financial Officer and Treasurer (effective May 10,
      2000);

-     the resignation of Martin Holt as a director (effective May 16, 2000); and

- the resignation of Shelley Montgomery her position our Treasurer (effective May 10, 2000) and the appointment of Ms. Montgomery as our Secretary.

On September 1, 2000, we filed a Current Report on Form 8-K announcing the completion of a private placement, pursuant to which we sold an aggregate of US $2.1 million in Convertible Notes and 1,520,000 Share Purchase Warrants. $1.1 million was advanced to us upon closing, and a further $1.0 million is due seven trading days after the effectiveness of a Form SB-2 filed with the Securities and Exchange Commission on November 6, 2000. The Convertible Notes mature on August 18, 2003, and are convertible into shares of our common stock at a fixed conversion price of $1.60 or such lesser adjustable price, as calculated pursuant to the Note and Warrant Purchase Agreement. The Share Purchase
Warrants entitle the holders thereof to purchase up to 1,520,000 shares in our common stock at an exercise price of $1.75 per share, subject to adjustment pursuant to the terms of the Note and Warrant Purchase Agreement.

Consolidated  Financial  Statements  Filed  as  a  Part  of the Quarterly Report

Our  consolidated  financial  statements  include:

     Balance  Sheets
     Statements  of  Changes  in  Stockholders'  Equity
     Statement  of  Operations
     Statements  of  Cash  Flows
     Notes  to  the  Financial  Statements

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit
Number   Description

(3)      Articles  of  Incorporation/Bylaws

3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement filed August 31,
         1999)

3.2. Bylaws of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement filed August 31, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated January 7, 2000 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

3.4 Corporate Charter, dated March 27, 2000 (incorporated by reference from the Company's Form 10-KSB Annual Report, filed April 14, 2000)

(10)     Material  Contracts

10.1 Note and Warrant Purchase Agreement between Merlin, Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.2 Registration Rights Agreement between Merlin, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.3 Security Agreement between Merlin, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.4 Subsidiary Security Agreement between Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 28, 2000

10.5 Intellectual Property Security Agreement between Merlin, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.6 Subsidiary Intellectual Property Security Agreement between Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.7 Subsidiary Guaranty Agreement between Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.8 Pledge Agreement between Merlin, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.9 Note Agreement between Merlin and Narrangansett I, L.P., dated August 18, 2000.

10.10 Note Agreement between Merlin and Narrangansett Offshore Ltd., dated August 18, 2000

10.11 Note Agreement between Merlin and Pequot Scout Fund, L.P., dated august 18, 2000

10.12 Note Agreement between Merlin and SDS Merchant Fund, L.P., dated August 18, 2000

10.13 Lock-up letter between Robert Heller, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.14 Lock-up letter between Shelley Montgomery, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.15 Lock-up letter between Trevor McConnell, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.16 Lock-up letter between Brint Coxe, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 28, 2000

10.17 Escrow Agreement between Merlin, Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. SDS Merchant Fund L.P. and Kane Kessler P.C., dated August 18, 2000

10.18 OEM Agreement between Merlin and Caldera Systems, Inc., dated October 16, 2000

10.19 Consulting Agreement between Merlin and E.B. Coxe & Co. LLC, dated June 28, 2000

10.20     Consulting  Agreement  between  Merlin and Matt Daen, dated October 3,
          2000

10.21 Trademark and Copyright License between Merlinesque and Merlin Software Technologies Inc., dated August 8, 2000

10.22 Trade-mark License (North America) between Merlin Software Technologies Inc. and Merlinesque, dated August 8, 2000

10.23 Domain Name Assignment Agreement between Boss Systems Inc. and Merlin Software Technologies Inc., dated August 14, 2000

10.24 Offer to Sublease between Samsports.com and Merlin Software Technologies Inc., dated August 25, 2000

10.25 Letter of Intent between Merlin and Certain Shareholders of Merlin Software Technologies Inc., dated January 14, 2000

10.26     Consulting  Agreement  between Merlin and Webb Green, dated October 5,
          2000

10.27     Stock Option Agreement between Merlin and Webb Green, dated October 4,
          2000

10.28     Agreement  between  Merlin  and  Karen  Thomas,  dated  May  3,  2000

10.29     Consulting Agreement between Merlin and Hank Barber, dated October 25,
          2000

10.30 Stock Option Agreement between Merlin and Hank Barber, dated October 25, 2000

(**Exhibits 10.1 through 10.30 inclusive are incorporated by reference from the Company's Form SB-2 Registration Statement, filed with the SEC on November 6, 2000)

10.31 Consulting Agreement between the Company and The Nostas Group, dated April 11, 2000

(21)     Subsidiary

21.1     Merlin  Software  Technologies  Inc.

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MERLIN  SOFTWARE  TECHNOLOGIES
     INTERNATIONAL,  INC.

     By:    /s/ Robert Heller
            Robert  Heller,  President  and  CEO/Director
     Date:  November 20,  2000

     By:    /s/ Trevor McConnell
            Trevor  McConnell,  Chief  Financial  Officer
            and  Treasurer/Director
     Date:  November 20,  2000