Form 10KSB
period 2000-12-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2001-03-30
CIK 1091394

FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For  the  fiscal  year  ended  December  31,  2000
                                    -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to
     Commission  file  number  000-27189

                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                88-0398103
------                                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

4199 LOUGHEED HIGHWAY, SUITE 200 AND 201
BURNABY, BRITISH COLUMBIA, CANADA                                        V5C 3Y6
---------------------------------                                        -------
(Address of principal executive offices)                              (Zip Code)

Issuer's  telephone  number  (604)  320-7227
                              ---   --------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $22,213

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

6,976,928  common  shares  @  $0.469(1)  =  $3,272,179
------------------------------------------------------
(1)  Average  of  bid  and  ask  closing  prices  on  March  1,  2001

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

12,986,928  common  shares,  without  par  value outstanding as of March 1, 2001
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

                           FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     As used in this annual report, the terms "we", "us", "our", and "Merlin" mean Merlin Software Technologies International, Inc. and its subsidiary, unless otherwise indicated.

     All  dollar  amounts  refer  to  US  dollars  unless  otherwise  indicated.

Business  of  the  Company

     Merlin is a developer and producer of utility software programs for personal computers with a Linux or Unix operating system. Currently, Merlin has two software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. The backup and restore program is a utility software program that allows a computer user to create a backup copy of the electronic computer files stored in a computer and to use this backup copy to recover these files should the user accidentally delete such files, wish to recover an earlier version of such files or if the user's computer crashes and some or all of such files are lost. The multi-line fax program allows a computer user to perform a number of facsimile type functions using a modem on a personal computer, including receiving and printing documents sent by facsimile from another location and creating and sending new documents by facsimile. Both of these products are marketed to both small and medium-sized businesses and are or will be distributed by way of bundling agreements with original equipment manufacturers, reseller and distributor agreements with independent resellers and distributors, and by ordering and downloading either of the programs from our website. Version 7.0 of PerfectBACKUP+ has been released and is available for sale on our website and through our distributors and resellers. New versions of PerfectBACKUP+ which incorporate new features and enhancements will be periodically released. Version 4.0 of Communicado Fax, our multi-line fax program was released on January 15, 2001 and is also available for sale from our website.

     Merlin is a Nevada corporation with its business offices located at Suites 200 and 201, 4199 Lougheed Highway, Burnaby, British Columbia V5G 3Y6. Our telephone number is (604) 320-7227. We carry on business through our wholly-owned subsidiary, Merlin Software Technologies Inc., a Nevada corporation which maintains its business office at the same location.

Corporate  History

     Merlin Software Technologies International Inc. is a Nevada corporation formed on August 30, 1995 under the name Austin Land & Development, Inc. On January 7, 2000, we changed our name to Merlin Software Technologies International, Inc. Our subsidiary, Merlin Software Technology Inc., is also a Nevada corporation which was formed on June 25, 1999.

     On January 14, 2000, we entered into a letter agreement with Merlin Software Technologies Inc. and its principal shareholders whereby we agreed to acquire all of the issued and outstanding shares, options and warrants of Merlin Software Technologies Inc. in exchange for issuing an equal number of our shares, options and warrants. We agreed to issue these shares, options and warrants on the same terms as had been issued by Merlin Software Technologies Inc. On April 26, 2000, as a result of a share exchange agreement, we agreed to issue 7,986,665 shares of our common stock, warrants to purchase up to 86,665 shares of our common stock and options to purchase up to 781,000 shares of our common stock in exchange for all the issued and outstanding shares, warrants and options of Merlin Software Technologies Inc. Merlin Software Technologies Inc. had designated a further 150,000 options for grant, which designation was cancelled and not included in the share exchange. As of March 1, 2001, there was one shareholder of Merlin Software Technologies Inc. who had yet to tender an aggregate of 13,333 shares for exchange. The share exchange resulted in Merlin Software Technologies Inc. becoming our wholly owned subsidiary. Prior to the share exchange, we were an inactive company called Austin Land & Development Inc. Austin Land & Development Inc. did not generate any revenue but did incur administrative expenses. Administration expenses were $14,210 for the year ended December 31, 1999.

     The share exchange with the stockholders of Merlin Software Technologies Inc. was accounted for as a reverse acquisition, since at the completion of the share exchange the former stockholders of Merlin Software Technologies Inc. controlled our company. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange are presented as a continuation of Merlin Software Technologies Inc. consistent with the change of business to software development. Accordingly, our operations are consolidated with those of Merlin Software Technologies Inc. since the date of acquisition.

Our  Software  Programs

     The increased use of the Linux and Unix operating systems have created a demand for packaged software applications and utility programs designed to operate on these operating systems. This is because operating systems on their own only allow computers to be operated. This means that the computer can be switched on and will display messages on the screen and accept input from devices such as keyboards. Operating systems also allow other software to be operated on the computer, like word processing and spreadsheet programs.
However, operating systems do not usually come with software utility applications such as backup or faxing programs that are needed by users to perform normal day-to-day tasks with their computers. Such programs are typically supplied by third party software companies, like Merlin. We expect to meet this demand for software utility programs by further developing and producing our two utility software programs: PerfectBACKUP+ and Communicado Fax.

     We are currently focussing on utility software programs developed for the Linux and Unix operating systems. The primary utility program is our backup and restore utility software program called PerfectBACKUP+, which allows a computer user to create a backup copy of the electronic computer files stored in a computer and to use this backup copy to recover these files should the user accidentally delete such files or wish to recover an earlier version of such files or if the user's computer crashes and some or all of such files are lost. The second utility software program is Communicado Fax which is a multi-line fax program which allows a computer user to perform a number of facsimile type functions using a modem on a personal computer, including receiving and printing documents sent by facsimile from another location and creating and sending new documents by facsimile through the modem on a personal computer.

PerfectBACKUP+

     All computer operating systems are subject to loss of valuable data and critical information through hardware failure and other forms of computer crashes. For users, the loss of data from such crashes can be catastrophic. As a result, users demand software that can back up and restore data and information contained on their personal computers. PerfectBACKUP+ is a high performance backup and restore software utility program for use on systems utilizing Linux and Unix operating systems. PerfectBACKUP+ was originally developed for the Unix operating system and was sold under the name "FastBACK Plus Unix". All versions of FastBACK Plus sold over two million copies worldwide before the rights to FastBACK Plus Unix were sold to Symantec. Because of Symantec's orientation towards the Microsoft operating system, it did not pursue the Unix market and the Linux operating system did not exist at that time. The exclusive rights to FastBACK Plus Unix were then re-acquired by Gary Heller, one of our former officers and directors. Between 1990 and 1995, PerfectBACKUP+ underwent an extensive re-write to convert it for use on the Linux operating system, incorporate the various utilities that had been developed and to upgrade PerfectBACKUP+ to a complete back-up and emergency recovery tool. We acquired the rights to PerfectBACKUP+ from Gary Heller on July 13, 1999. Gary Heller received 1,600,000 shares of common stock of our subsidiary for all of his rights to PerfectBACKUP+ and FleetPro II, which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc.

     PerfectBACKUP+'s  (version  7.0)  features  include:

- device support - PerfectBACKUP+ supports all of the disk and tape devices supported by a user's operating system;

- automated backups - PerfectBACKUP+ allows users to create and store different backup packages, then schedule their operation automatically, even if the user is present during the operation;

- easy to use file selection methods - PerfectBACKUP+'s include files and exclude files options to allow the user to quickly browse and select files for backup and restore operations using file names, wild cards and data criteria;

- graphical user interface - allows a user to quickly and easily begin using PerfectBACKUP+ using a windows menu type environment, eliminating the learning curve and user error; and

- menu driven character interface - allows a user to operate PerfectBACKUP+ from a dumb terminal, telenet session or over a modem.

     PerfectBACKUP+ (version 7.0) will operate on Linux operating systems including RedHat 6.0 and 6.1, Caldera Open Linux 2.3 and eServer 2.3 and 2.4, S.U.S.E. 6.1, 6.2 and 6.3, Corel Linux 1.0, Turbo Linux 4.0 and 6.0, Mandrake 6.X and Debian. Several companies including Caldera, IBM and Cable + Wireless BET Limited have purchased earlier versions of the software. We have also provided complimentary copies to several educational institutions including the University of Minnesota, Stanford University, Awhus University (Denmark), Morgan County Board of Education (TN) and Whitefish Bay School (WI). At this time, in order to use PerfectBACKUP+ to backup Apple Macintosh computers, the user must build a Linux backup server using one of the above-noted Linux distributions and install PerfectBACKUP+ onto that server.

     Users with questions regarding PerfectBACKUP+ can currently access our technical support where frequently encountered problems can be addressed by our technical support staff and will be able to access our technical support through our website where frequently encountered problems will be posted and addressed by our technical staff.

     A public test version of PerfectBACKUP+ version 7.0 was released on October 8, 2000, and continues to be available for download from our website. Users who download this public test version have access to the program on a time limited basis, usually 30 days, and agree to provide us with any comments or provide us with details of any bugs or errors they may encounter in use of the public test version. These free downloads of public test versions allow us to uncover and verify any errors or bugs in our programs before such programs are released for retail sales. It also allows us to determine which features users may want added to future versions of our software programs. By minimizing the amounts of potential errors or bugs with our software programs before they are released to the public for sale, we are attempting to increase the success and acceptance of our software programs by the public. A commercial version of PerfectBACKUP+ was announced and released on November 15, 2000 at Comdex, a software conference held in Las Vegas, Nevada. It is available for purchase and download from our website at a cost of $89 and the compact disk and program documentation can be acquired separately for an additional $20.

     The release of PerfectBACKUP+ version 7.0 was a natural progression in the development of the product. It provides additional features and addresses some errors found in earlier releases of PerfectBACKUP+. The new features include a full system backup wizard to make backing up a complete hard disk easier, an online manual, a backup scheduling wizard to make scheduling regular backups easier, an improved file selection dialog to make the inclusion and exclusion of files for a particular backup easier and a media copy wizard that made the duplicating of the data on a backup tape easy. A 'wizard' as used above refers to a simple, straightforward set of questions presented in a logical sequential manner that makes it easy for the user to establish the parameters for the use of the program.

     Concurrent with the completion of PerfectBACKUP+ version 7.0, we commenced design work on PerfectBACKUP+ version 8. PerfectBACKUP+ version 8 is not scheduled for release until September, 2001 and, due to the fact that it is targeted as a backup program for large networks, will not be sold as a replacement for PerfectBACKUP+ version 7.0 but as an additional product with a different focus and with additional features. As the version 8 of PerfectBACKUP+ is still in the early stages it is not possible to say with any certainty that it will be released in September, 2001, but we believe that the release of version 8 will not have any impact on the sales of version 7.0 of PerfectBACKUP+.

Communicado  Fax

     In today's electronic age many people send information to each other by way of facsimile transmission. As a result, people have demanded software programs which will allow them to use their personal computers to send and receive facsimile transmissions and thereby eliminate the need to purchase and maintain an independent fax machine. Communicado Fax is a multi-line fax program that allows a computer user to perform a number of facsimile type functions using a modem on a personal computer. Communicado Fax is a desktop fax client and server application for Linux and Unix operating systems, originally developed for Unix and converted for use on Linux operating systems in 1994. It was originally distributed under the name "HotWireFax" and Version 2 of HotWireFax for the Linux operating system has been available free on the Internet since 1996. We acquired the rights to HotWireFax from Robert Heller, a director and officer of Merlin and our subsidiary, on July 13, 1999 for 1,600,000 shares of common stock of Merlin Software Technologies Inc., which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc. In late 1999, we had records from our server that approximately 22,000 copies of HotWireFax had been downloaded from the Internet. In January, 2000, HotWireFax version 3.0 was announced and made available for download. Since we released the new version for download, we have experienced approximately 200 to 300 downloads per month. We have assumed that some of these copies would be redistributed and accordingly, we estimate that approximately 30,000 copies of the various versions of HotWireFax have been downloaded from the Internet.

     The use of free downloads provides us with an indication that there is a demand for a product like HotWireFax and that we may be able to commercially sell an improved version of such product. It also allows us to uncover and rectify any errors or bugs in our programs before such programs are released for retail sales. In addition, it allows us to determine which features users may want added to future versions of our software programs. By minimizing the amounts of potential errors or bugs with our software programs before they are released to the public for sale, we are attempting to increase the success and acceptance of our software programs by the public. However, to date, these free downloads have not resulted in any revenues, primarily because we have only recently released our retail commercial version of the product.

     HotWireFax version 3.0 for the Linux operating system was subsequently re-branded as Communicado Fax version 4.0 and was released for sale on January 15, 2001. This version contains support for a much wider range of modems and contains a new graphical user interface. A public test version of Communicado Fax version 4.0 (personal version) was released on December 27, 2000. A public test version is available so that users have access to the program on a time limited basis, usually 30 days, and can provide us with general comments and details of any bugs or errors they may encounter in use of the public test version. A commercial version of Communicado Fax version 4.0 was released on January 15, 2001, and retails for $49 (the same price is applicable whether the product is purchased by download from our website or as a compact disk in a retail box with manual). The basic features of Communicado Fax include:

-     quick  fax  -  immediate  transmission  of  faxes;

-     packaged  faxes  -  create  standard  faxes  which  can be sent on demand;

- modem support - ability to support almost any desktop personal computer modem;

- custom coversheets - allows a user to create custom cover sheets with graphics;

-     acceptance  of  user  input  in  ASCII  text;

-     view  faxes  -  view  faxes  on  screen  and  zoom  and  rotate  images;

- attach documents - allows users to attach word processing, postscript, ASCII text documents and inbound/outbound faxes to any fax;

- ability to be configured to work as a printer driver to Star Office, Applixware, WordPerfect and others;

-     call  screening  -  allows  users  to  disconnect  unwanted  faxes;

-     online  "help"  -  allows  users  to  find  assistance  online;  and

- automatic retry - automatic spooler to retry faxes and to advise of results via email.

     Communicado Fax version 4.0 will operate on Linux operating systems including RedHat 6.1, 6.2 and 7.0, Caldera Open Linux 2.3 and eServer 2.3 and 2.4, S.U.S.E. 6.3, 7.0 and 7.1, Corel Linux 1.0 and 1.2, TurboLinux 6.X and 7.0, Mandrake 6.X and 7.X, the current releases of the Linux operating Debian and Stormix. Users with questions regarding Communicado Fax will be able to access our technical support through our website where frequently encountered problems will be posted and addressed by our technical staff.

     Concurrent with the completion of Communicado Fax version 4.0, we commenced design work on an enterprise version of Communicado Fax. This version is not scheduled for release until September 2001 and due to the fact that it is targeted as a fax program for large networks, will not be sold as a replacement for Communicado Fax version 4.0 bus as an additional product with a different focus and with additional features. As the Communicado Fax is still in the early stages of development, it is not possible to say with any certainty that it will be released in September 2001, but we still believe that the release of this version will not have any impact on the sales of Communicado Fax version 4.0.

Arcana

     On January 31, 2001, we announced that we intended on selling a combined computer hardware and software product called Arcana. Arcana will be a separate computer hardware device which will have a Linux operating system, PerfectBACKUP+ and Communicado Fax pre-installed and pre-configured. The Arcana product is intended to be easily installed onto a computer network to provide the functionality provided by PerfectBACKUP+ and Communicado Fax.

     We do not intend on producing the hardware portion of the product but will acquire it from an original equipment manufacturer. Although we have identified several original equipment manufacturers, we have not entered into any agreements to acquire the hardware portion of the product.

     We will purchase the hardware portion of the Arcana product and then have installed a Linux operating system along with PerfectBACKUP+ and Communicado Fax. We will brand the combined device as "Arcana" and intend to sell the product through our website and through our current network of distributors and resellers.

     We  expect  that  the  product  will  be  ready  for  sale by June 1, 2001.

Brigade

     On February 1, 2001, we announced that we intended on selling another combined computer hardware and software product called Brigade. Brigade will be a separate computer hardware device which will have an embedded Linux operating system and pre-installed and pre-configured firewall software. Firewall software prevents unauthorized users (i.e. hackers) from accessing a business's computer network. We intend to develop and install an easy to use software interface, which will form part of the Brigade product and which will allow the Brigade product to be easily installed onto computer networks used by small businesses.

     We intend to purchase the hardware portion and the firewall software from one vendor and then we will brand the device as "Brigade". We intend to sell the product through our website and our current network of distributors and resellers.

     Although we have identified the vendor that manufactures the hardware portion and the firewall software, we have not entered into any agreements to purchase these products from that vendor. We are currently in the process of negotiating an agreement with that vendor.

     We  expect  that  the  product  will  be  ready  for  sale  by May 1, 2001.

FleetPro  II

     On July 13, 1999, we also acquired the rights to FleetPro II. FleetPro II is a software program which provides automated management functions for companies which use fleets of vehicles in their business operations. The software program includes modules that perform various functions including dispatching, order processing, delivery route optimization, vehicle tracking, vehicle load optimization, vehicle maintenance scheduling, tracking and analyzing vehicle fuel consumption and general accounting functions.

     To date, we have focussed on the development and commercial release of PerfectBACKUP+ and Communicado Fax and have not expended any significant resources on the development of FleetPro II. We do not expect to expend any resources on the development and release of FleetPro II until we have generated significant revenues from the sales of our other software programs.

BDI  Virage

     On July 13, 1999, we also acquired the rights to BDI Virage which is an internet based business directory software program. The program provides a business directory service over the Internet similar to that found in the yellow pages of a telephone directory.

     To date, we have focussed on the development and commercial release of PerfectBACKUP+ and Communicado Fax and have not expended any significant resources on the development of BDI Virage. We do not expect to expend any resources on the development of BDI Virage until we have generated significant revenues from the sale of our other software programs.

Internet  Service  Provider  Software

     On July 13, 1999, we also acquired the rights to certain accounting and management software intended for use by internet service providers. The program provides accounting and customer management for companies who are internet service providers.

     To date, we have focussed on the development and commercial release of PerfectBACKUP+ and Communicado Fax and have not expended any significant resources on the development of the Internet Service Provider Software. We do not expect to expend any resources on the development of this product until we generate significant revenues from the sales of our other software programs.

Option  Source  Project

     We have also implemented a concept of rewarding developers of software programs for the Linux operating system by announcing the Option Source Project. Through the Option Source Project, we plan upon taking advantage of a modified form of the existing model of open source code development in Linux. Currently,

Linux is "open source" which means the rights are held by the developer of the code but this code is also available to the public to be modified as needed so long as any modifications are also published and made available to the public. This has allowed programmers all over the world to collaborate in order to develop the Linux operating system and the applications which run on it. Through this method Linux has evolved to become a highly reliable operating system.

     We plan to expand and capitalize upon this open source method of software development. Through the Option Source Project we will be able to acquire a nonexclusive license from programmers of approved projects for their software and half of their intellectual property rights in the software that they develop. We expect that this will speed the development of new software programs for the Linux operating system, provide us with direct access to the new software programs in addition to experienced developers and software programmers. The Option Source Project is a natural evolution of the open source method currently in use. We expect this program to benefit programmers who have developed proprietary software packages which have not realized their commercial potential. By placing their software with us under this program, we will assist them in establishing a market for their software programs once the software program is completed and we will assist them in distributing and selling the new packaged software programs. In return for providing us with a non-exclusive license and half of the intellectual property rights, we will compensate the programmers with cash or issue them options, if allowable under applicable securities laws. Since the programmers have the possibility of obtaining options, we have named this project the Option Source Project.

Overview  of  the  Industry  and  the  Market

     We operate in the software development industry with emphasis on the market consisting of networked computer systems comprised of servers and workstations. Historically, servers have used the Unix operating system, and since 1993, the Linux operating system. Although Microsoft's Windows NT operating system has gained some significant market share over the past few years, we believe that the Linux operating system will continue to be an important system for both servers and desktop computer workstations for the foreseeable future.

     The Linux operating system is an open source operating system meaning that it is both free to download from the Internet and open to modification and enhancement by users and software programmers/developers. The Linux operating system, however, still tends to be used by sophisticated technical users as it lacks sophisticated tool and utility software programs with the same ease of configuration and user friendliness as is found with the Microsoft Windows and Apple Macintosh operating systems.

     Commercial adoption of the Linux operating system is being promoted by companies such as Red Hat, SuSE, TurboLinux, VA Linux, Linuxcare, Silicon Graphics, IBM and others. These commercial providers of Linux operating systems take the freely available Linux operating system and package it with enhancements that add commercial value and make the operating system easier to install and use. In addition they offer service and support contracts for their Linux operating systems.

     There is another group of vendors that provide Intel and Alpha processor based servers and workstation with pre-installed Linux operating systems. These vendors do not support Microsoft Windows or Apple Macintosh OS on their hardware. These hardware manufacturers include VA Linux, Cobalt Networks and Atipa.

     In addition to the above, major Unix hardware and software vendors are now pushing the commercialization of Linux with major investments and commitments in various forms from IBM, Dell, Gateway, Compaq, Hewlett-Packard and rebel.com. Many traditional Unix software vendors are beginning support for the operating system including Oracle, Sybase, Informix, IBM, Lotus, Corel, Sun and Progress. We are also aware of an increase in the number of companies offering training and support services for the Linux operating system, with the premier suppliers being SCO (Santa Cruz Operations) and Linuxcare. Today many colleges are providing Linux courses.

     The market for our software products is widespread and consists of both businesses and individuals who adopt the Linux operating system to run their computer systems, or who continue to utilize the Unix operating system to run their computer systems. With each new update release of the Linux operating system, approximately two updates per calendar year, the operating system becomes more friendly to the average consumer. We expect that this, in turn, will help to facilitate growth and acceptance of the Linux operating system. With each new Linux installation we expect that there will be a corresponding increase in the demand for mission critical applications for the operating system. Merlin intends to exploit this expected increase in demand by providing superior software utility programs for the Linux and Unix operating system.

     Our predictions and projections regarding the continued growth and increasing demand for the Linux and Unix operating systems, and in turn the expected demand for our software products are based on, among others, the following assumptions:

- Linux and Unix operating systems will continue to be accepted by the computer industry and computer users as acceptable operating systems;

- use of the Linux operating system by computer users will continue to grow in the future;

- neither the Linux nor the Unix operating systems will be replaced by new technologies or operating systems;

-     use  of  the  Unix  operating system by users will continue in the future;

- the demand for packaged software applications and utility programs designed to operate on Linux and Unix operating systems will continue to grow in the future; and

- our software products, PerfectBACKUP+ and Communicado Fax, will continue to be competitive products in the market place.

     We have not conducted any formal research or retained any professionals to conduct a market research study or to confirm our management's predictions and projections regarding the continued growth and increasing demand for the Linux and Unix operating systems and in turn for the expected demand for our software products. All such projections and predictions have been based upon the past experiences and beliefs our management and publicly available information which they have reviewed. Should our management's beliefs or any of this information be incorrect or inaccurate, our projections and predictions may also be inaccurate and our business and continued operations could be adversely affected.

Our  Strategy

     Our objective is to be a leading provider of high quality and competitively priced utility software programs. To achieve our business objectives, we have identified the following key components to our business strategy:

- development of software programs that are competitive in terms of price and features;

- development of software programs that can be used on a variety of different operating systems;

- development of software programs that integrate functionality from previously separate software programs;

-     development  of  software  programs with superior technology and features;
and

- development and implementation of our sales marketing model which focuses on distributing our software products through resellers, distributors and bundling our software products with other companies' software products and original equipment manufacturers.

Methods  of  Distribution  of  Our  Software  Products

     Our current sales and marketing strategy focuses on distributing and selling our products through resellers, distributors and other companies who bundle their software programs with our software programs. These relationships have allowed us to distribute and sell our software programs to a greater number of users in a range of different markets. We are currently investing, and intend to continue to invest, significant resources to develop these distribution channels. Our efforts to expand our distribution channels are intended to penetrate the market and achieve widespread commercial acceptance of our software utility programs.

     We will also attempt to capture market share for our products through the distribution of evaluation versions of our software over the internet. By distributing such evaluation versions of our software programs, we intend to attract future customers who will purchase our software programs after they have actually had an opportunity to use and evaluate a version of our software programs. A number of companies, like Netscape, Winzip, Eudora, Pegasus and Microsoft, have achieved success in the sales and acceptance of their software products by using such a sales and marketing strategy.

     We recently began a process to establish an original equipment manufacturer sales group. The focus of this group will be to develop partnership opportunities that will see our software programs bundled with manufacturers of modems, backup and archive devices, and other computer equipment direct from the factory. We see this as a key component in our business development strategy for our software programs. To date, we have entered into OEM or bundling agreements with Caldera Systems, Inc. and TurboLinux Inc. Under both of these OEM agreements, an evaluation version of PerfectBACKUP+ version 6.2 was to be included in retail packages marketed and distributed by these companies. Caldera included the evaluation in its eDesktop release 2.4 which commenced distribution in May, 2000. An evaluation version is also to be included in TurboLinux's release 7.0, which is yet to be distributed. TurboLinux has announced that they expect their version 7.0 to be released some time in March, 2001.

    We also sell and distribute our products through our website where users can order retail box versions on CD (compact disk) or download a digital distribution version of our current software programs.

We have entered into distribution, bundling or reseller agreements with the following companies:

- Caldera Systems, Inc. - bundling PerfectBACKUP+ with Caldera's OpenLinux line of software products;

- TurboLinux Inc. - bundling PerfectBACKUP+ with TurboLinux's line of Linux software products;

- Koch Media Ltd. - distribution and sale of PerfectBACKUP+ to Koch's retail customers in the United Kingdom and Southern Ireland;

- LinuxLand - sale of PerfectBACKUP+ to its international customer base through its online retail outlet and bundling PerfectBACKUP+ with its Linux product Mandrake;

- The LinuxStore.com - sale of PerfectBACKUP+ to its customer base through its online retail outlet and its direct sales force;

- G.T. Enterprises - distribution and sale of PerfectBACKUP+ to its chain of distributors, resellers and retailers throughout India;

- LinuxMall.com - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Impera Software Corp. - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Beyond 2000 Solutions - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- LinuxPlaza - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- IU Software - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Circadian Software - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- eLinux.com (a division of Creative Computers Inc.) - license for the distribution and sale of all our current products;

- Hamni Information & Communications Co. Ltd. - distribution and sale of PerfectBACKUP+ to other distributors, resellers and end user customers worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Cosmos Engineering Co. Ltd. - distribution and sale of PerfectBACKUP+ to its chain of distributors, resellers and retailers throughout the United States and worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Italsel SRL - distribution and sale of PerfectBACKUP+ to its chain of distributors, resellers and retailers throughout Italy and worldwide, with the exception of direct sales in the UK and Southern Ireland;

- Programmers Paradise Inc. - distribution and sale of PerfectBACKUP+ to its chain of distributors, resellers and retailers throughout the United States;

     Each  of  resellers  has  agreed  to:

- order our software programs from us or from an authorized dealer as necessary;

- market, demonstrate and distribute our software products to customers in their territory;

- advise customers and potential customers of technical support options provided by us; and

- provide us with a written quarterly report detailing information about sales of our products.

     To date, the reseller agreement with Frank Kasper and Associates has generated revenue of $2,180, the reseller agreement with Italsel SRL has generated $2,447 and the reseller agreement with LinuxMall.com has generated
$1,082. Although the reseller agreements have not generated significant revenues to date, we believe that such reseller agreements are a necessary part in establishing a distribution network to have our products marketed locally and internationally.

Competition

     We face competition from numerous companies, some of which are more established, have greater market recognition, and have greater financial, production, and marketing resources than we do. Our software programs compete on the basis of certain factors, including:

-     product  features  and  performance;

-     price;

-     ease  of  use;  and

-     compatibility.

     The market for our software programs is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Many of our competitors have longer operating histories, an established base of customers, greater market experience and greater financial, technical, name recognition and other resources than we do.

PerfectBACKUP+

     Competition for PerfectBACKUP+ comes from two sources, other Linux software vendors that provide backup utility software for Linux systems and backup software developers that provide backup software utilities on Microsoft Windows, Windows NT and Unix.

     As a result of some in-house evaluation work that we have done on Enhanced Software Technologies' Backup and Recover (BRU) program, Lone Star Software's Lone Tar and Microlite's Backup Edge, we believe that they represent the main competitors for PerfectBACKUP+ version 7.0 for Linux. Knox's Arkeia, CA's Arcserve, Legato's Networker and Veritas' BackupExec also provide some additional competition, but, we believe, only indirectly, as they tend to offer products which are much more comprehensive, complex and expensive that are aimed at higher-end markets.

     We feel that the key competitive advantages that PerfectBACKUP+ version 7.0 enjoys are its overall feature set and a very competitive price. In addition, we believe that the user interface provides ease of use without sacrificing overall performance, and that the manual provided with the new version 7.0 release is the easiest to read, most complete manual of all the products that we regard as the key competitors to PerfectBACKUP+.

     The following are what we believe to be PerfectBACKUP+'s key features that we believe are attractive to users. As indicated, some of these features are also found on some of our key competitors' products:

- Relatively Fast Data Transfer Speed. In non-technical terms, the two fastest products that we have identified in raw data transfer are Enhanced Software Technologies' BRU program and our own PerfectBACKUP+. These two products utilize high-performance, multi-buffering engines to provide a high rate of data transfer, whether during the backup or restore process.

- Format Flexibility. Our archive format is a Linux standard format which provides added facility for data verification and portability, providing the user with the ability to restore a PerfectBACKUP+ archive on a system which does not already contain a version of PerfectBACKUP+. Lone Tar also uses a Linux standard format but one that does not readily provide data integrity, although it is portable. We have not determined the format of Enhanced Software
Technologies'  BRU  program  and  Microlite's  BackupEdge  products.

- Encryption Ability. PerfectBACKUP+ includes the ability to encrypt data as it is written to the backup media thus making it more secure than a normal backup performed by one of our competitor's utilities.

- Built In Compression Algorithm. We also utilize a built in compression algorithm that provides compression levels and speeds higher than those found in the other key competitor products.

- Full Featured Graphical User Interface. PerfectBACKUP+ features a command line, menu-driven, full-featured graphical user interface. Because the interface is written in the C++ programming language, it is fast, robust and does not overutilize central processing unit resources the way interfaces written in the Tcl/Tk programming language are prone to do. It should be noted that PerfectBACKUP+ version 7.0 utilizes a character based menuing system that is being phased out in the industry, but that we intend to replace it in the next version of PerfectBACKUP+ that is currently in development.

Enhanced Software Technologies' BRU program features a command line, menu-driven, and X window interface. The graphic interface appears to be written in Tcl/Tk which, as noted above, demands significant central processing unit resources when running, sometimes utilizing up to 90% and higher of the central processing unit's capability, making ordinary use of the computer difficult while a backup is in progress.

Lone Tar provides only a character-based, menu-driven interface. We feel the lack of a graphical user based interface is a significant disadvantage for Lone Tar.

Microlite's BackupEdge provides a command line and menu-driven interface, and a graphical interface for fast file restore operations. We feel that Microlite's lack of a full-featured graphical interface will become a disadvantage.

- Autodetection. PerfectBACKUP+, Enhanced Software Technologies' BRU program release 16 and Microlite's BackupEdge automatically detect and configure Linux supported disk drives and tape devices. Lone Tar does not appear to support autodetection of such disk drives and tape devices.

- Autochanger. PerfectBACKUP+ versions 6.2 and 7.0 include an autochanger module that will automatically detect Linux supported tape libraries. Microlite's BackupEdge also includes autochanger support while Lone Tar does not. It is unknown at this time to what degree Enhanced Software Technologies' BRU program supports autochangers.

- Network Backup Support. Both our PerfectBACKUP+ and the products of our key competitors provide complete support for network backup including Novell servers, Microsoft Windows and NT servers and workstations, Apple and network file system attached hard drives.

- Ease of Installation. PerfectBACKUP+ is delivered as an RPM automatic installation package which facilitates easy graphical installation of the product, while the competitive products feature command line installation scripts which are somewhat more cumbersome.

- Price. Enhanced Software Technologies' BRU program retails for $299, PerfectBACKUP+ version 7.0 for $129 and Microlite's BackupEdge for $300. The personal version of Lone Tar retails for $89 and pricing for the commercial version of Lone Tar is not currently available.

     PerfectBACKUP+ does suffer a number of disadvantages when compared with our key competitors' products. These include the lack of a fast file restore function, inadequate CD-ROM and DVD support and the need to update the graphical user interface to a more modern look and feel.

     Enhanced Software Technologies' BRU program and Lone Tar both come with crash recovery booting mechanisms, called CRU and Lone Tar, respectively, which are not a part of the standard PerfectBACKUP+. Microlite's product provides a crash recovery utility called RecoverEdge which provides for making a bootable floppy disk, CD or DAT tape for recovery purposes. However, as most Linux distributions now include the automatic creation of a bootable recovery disk, we feel a crash recovery feature is almost redundant at this time. Lone Tar provides a fast recovery function that will "block-seek" through a tape at high speed to locate a particular file for restoring. We regard this as a necessary feature for any future version of PerfectBACKUP+.

     In the Unix operating system area, the main competitor is Legato, a company that focuses on enterprise Unix server backup. However, Legato's product is extremely expensive to purchase and operate when compared with PerfectBACKUP+. Other competing products and services exist from Computer Associates and IBM. However, due to the significantly different focus of their products, being mainframe computers, and the pricing model they have implemented, we do not feel that we compete with them directly, nor do we anticipate competing with them in the near future.

     In addition to commercial competition from the products mentioned above, PerfectBACKUP+ must also compete against Amanda, an open source network archiving utility developed at the University of Maryland and supported at Source Forge, an open source development. At the present time, however, Amanda does not support all of the different network protocols and devices supported by most commercial packages, including PerfectBACKUP+. Furthermore, Amanda is not supported and is provided to users on an as is basis. Accordingly, we feel that Amanda is not currently a competitor in environments where Linux is used commercially, due to its lack of commercial support.

     Finally, there are a number of shareware backup products available for the Microsoft Windows operating system. We feel that these products are not direct competitors as they are not available for the Linux or Unix operating systems, but could provide us competition in the future should we release PerfectBACKUP+ for use on the Microsoft Windows operating system.

Communicado  Fax

     Competition for Communicado Fax comes primarily from Unix fax software suppliers and the new software technologies including electronic mail and Internet conferencing. However, there are also fax products similar to Communicado Fax available for the Microsoft Windows and Windows NT operating systems and there are a couple of open source fax products. None of these competing products provides a complete end-to-end solution. The Internet has also given rise to e-mail to fax gateways and fax portals.

     As a result of an in-house evaluation, we have identified the main competitors of Communicado Fax from Linux based multi-line fax software programs as including:

- VSI-Fax distributed by VSystems Inc., whose base product for Linux is priced at $1,434 and is limited to 5 users and four fax ports or lines;

- Faximum Software Inc. whose client server product sells for $495 or more depending on configuration. As of this date, Faximum does not appear to provide fax viewing for the X-Window environment used by Linux and Unix;

-     LightningFAX,  distributed  by  Interstar  Technologies  Inc.;

-     fax2send,  distributed  by  Beacon  Computer  Services;

- Sendfax, an open source product that does not provide many of the features found in Communicado Fax; and

- Hylafax, another open source product that does not provide many of the features found in Communicado Fax and is not as user-friendly as Communicado Fax.

     Sendfax is widely used and provides some voice facility but is not very well supported and is very difficult to configure. It also does not include an integrated desktop environment and the user is left to their own devices to put together different programs to provide a desktop solution. Hylafax, the latest open source entry, is also a difficult product to configure and suffers problems similar to Sendfax for desktop use.

     We used to consider Faximum a competitive threat. However, we have found it very difficult to determine from Faximum's website and literature exactly which products are available for the Linux operating system. Almost all of Faximum's products appear to be available for traditional Unix platforms and only three products, Faximum Messaging Server, Faximum Messaging Gateway and
Mfax  appear  to  be  available  for  the  Linux  operating  system.

     Of the above, only Mfax can be considered a competitive product as it provides the fax sending and receiving functions that are part of the server program of Communicado Fax. However, it does not provide scheduling or user interface capabilities that are a part of Communicado Fax. Mfax is priced at $495 while Communicado Fax is priced at $49 including the user interface features.

     While it is possible Mfax and Faximum's products could compete with Communicado Fax in the future, we do not feel that Faximum's products are a competitive threat at this time.

     VSI-FAX and Fax2send, on the other hand, do provide features for the Linux operating system that are a part of the Communicado Fax product. These products are available for Linux distributors from RedHat and Caldera and provide:

-     multiple  modem/incoming  and  outgoing  line  capabilities;

-     customizable  cover  sheets;

- integration with desktop office applications such as word processing and spread sheets;

-     fax  address  books;

-     broadcasting;

-     scheduling;

-     clients  and  printer  drivers  for  Unix,  Linux  and  Windows;

-     fax  viewing  within  a  graphical  environment;

-     fax  printing;  and

-     multiuser  capabilities

VSI-FAX  Advantages:

-     intelligent  fax  board  support;

-     least  cost  routing  (to  reduce  the  cost  of  sending  faxes);

-     close  integration  with  Microsoft  Outlook  and  Lotus  Notes;  and

-     web  client  (for  some  operating  systems).

VSI-FAX  Disadvantages:

- this product has a significant cost disadvantage when compared with Communicado Fax due to the basic product pricing and the additional cost per additional supported modem line;

-     the  initial  5  client  licence  is  $1,495;

- additional line support is charged on a declining scale from $780 per line; and

-     per  user  costs  are  $50  which  is  competitive  with  Communicado Fax.

Fax2send  Advantages:

- competitively priced with Communicado Fax for single modem line configurations: $25 for a single user, single line; $99 for 4 user, single modem line and $299 for 25 user, single line configuration.

Fax2send  Disadvantages:

-     produced  and  supported  from  the  United  Kingdom;

- additional modem line charges start at $500 and the client must first purchase the Enterprise version for $1,499.

Communicado  Fax  advantages:

- completely portable between operating systems with Java programming language interface;

- fast fax creation reduces need to use work processing or other application to produce fax initially;

-     fax  filtering  to  limit  junk  fax  reception;

- $49 for single user version, multiple line is very competitive with VSI-FAX but not quite competitive with Fax2send; and

- $200 for the 5 user version, multi-line is very competitive with Fax2send at $1,499 + $500 per additional line and the VSI-FAX per additional port charge of $750.

Communicado  Fax  disadvantages:

-     no  least  cost  routing  (to  reduce  fax  costs);

-     limited  integration  with  Microsoft  Outlook  and  Lotus  Notes;

-     no  web/browser  interface;  and

-     no  intelligent  fax  board  support  at  this  time.

     Finally, LightningFAX, which is available for Linux, appears to only support "intelligent" fax boards and does not appear to support lower cost fax modems. We do not consider LightningFAX a competitor at this time due to its high implementation costs of at least $1,500 per server, and the fact that it does not support desktop fax modems.

     In summary, we feel that Fax2send is our major competitor in the Linux fax marketplace. However, we feel we have an advantage in the North American and Asia Pacific regions due to our proximity to those markets.

     We do not feel that either of the open source options, Hylafax and Sendfax, represent competition for Communicado Fax largely because they are not completely integrated solutions, nor do they come with commercial support, even though they are distributed free. In fact, both products are provided on a strictly as-is basis with no warranties of any kind.

Software  Market  -  Competition  Generally

     The market in which we compete is intensely competitive, highly fragmented and rapidly changing. In order to compete, we must enhance our current software programs, enhance the interoperability of our software programs with other programs and operating systems, develop new products in a timely fashion and develop key strategic partnerships with other hardware and software vendors. Many of our competitors are larger and have greater financial, technical, marketing and other resources than us. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and increased difficulty in establishing market share, any of which could have a material adverse affect on our business, operating results and financial condition.

Intellectual  Property,  Government  Approvals  and  Regulations

     We have applied for or are in the process of applying for trademark protection in the United States for "Merlin Software Technologies, Inc.", "Software That's Pure Magic", "Linux for the Masses", "Communicado", "Merlin Softech" and "Option Source". We have applied for trademark protection in Canada for "Linux for the Masses". We have also sought trademark protection in the United States and Canada for our corporate symbol which is a penguin dressed in a magicians cape and hat with wand in hand. We have secured the registration of the domain name "www.merlinsoftech.com", among others.

     Our software programs are not protected by any patents nor do we intend to seek any such protection although we have filed a provisional patent application with the United States Patent Office in connection with a specific component of Communicado Fax. We do treat our software programs and their associated technology as proprietary and own all copyrights in such programs. We have applied for, or are in the process of applying for, copyright registrations in the United States for our software programs.

     We require all employees to sign confidentiality agreements regarding their work for us and all rights to technology created by such employees are retained by us. We distribute our software programs under license agreements that are signed by end-users. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products and infringement of our copyrights is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights, including our copyrights, to the same extent as do the laws of the United States.

     We have also filed a patent application in connection with the process involved in our Option Source Project.

     We are not aware that our products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business, operating results and financial condition.

Suppliers

     All supplies used in our business are readily available from a number of sources.

Customers

     We believe that a majority of our future growth will be generated from new customers. This expectation is the reason why we intend on developing an in-house sales and marketing team.

Employees

     As of March 1, 2001, we had 23 permanent employees with 4 in the area of corporate administration, 16 in product development and 3 in sales and marketing. We also have 4 independent contractors providing research and strategic planning services, management consulting services, market research services and capital raising services.

Research  and  Development

     To December 31, 2000, we have expended an aggregate of $832,431 on the development of PerfectBACKUP+, Communicado Fax and other software. We will expend a significant amount of time and money in the next 12 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to PerfectBACKUP+, translating both PerfectBACKUP+ and Communicado Fax so that they will operate on different computer operating systems, updating both PerfectBACKUP+ and Communicado Fax so that they can be purchased for several different languages (ie. German and Spanish) and developing new products that will compliment our present software programs. By updating the design of PerfectBACKUP+, PerfectBACKUP+ will become more functional and easier to use. The benefit of porting, or translating our software programs so that they are capable of running on other operating systems is that our products become saleable to a greater number of users.

                                  RISK FACTORS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating Merlin and its business before purchasing shares of common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

MERLIN IS A DEVELOPMENT STAGE COMPANY AND HAS NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

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

THE FACT THAT WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION RAISE SUBSTANTIAL DOUBT ABOUT OUR
ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN.

     Our subsidiary did not generate any revenues from the sale of our software products and incurred a loss of $616,628 for the period from June 25, 1999 (incorporation) to December 31, 1999 and a loss of $3,461,262 for the year ended December 31, 2000. We have generated only $22,213 in revenues for the year ended December 31, 2000 and $nil for the period from June 25, 1999
(incorporation) to December 31, 1999. Although we anticipate revenues to increase, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

     Our subsidiary incurred a net loss for the period from June 25, 1999 (incorporation) to December 31, 1999 of $616,628. We incurred a further consolidated loss of $3,461,262 for the year ended December 31, 2000. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

     Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. With the sale of convertible notes in August, 2000 and the expected proceeds of the remaining $1 million of convertible notes due within seven days of a registration statement, registering the common shares issuable on conversion of the convertible notes and exercise of the warrants, being declared effective, we believe sufficient funds are available to pay for ongoing operating costs and capital expenditures through May, 2001. We have predicted that we will require approximately $5.0 million over the period ending December 31, 2001 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     We will depend almost exclusively on outside capital to pay for the continued development of PerfectBACKUP+ and Communicado Fax. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

     If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR SOFTWARE PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

     As we proceed with the development and sale of our software products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

SINCE THE NUMBER OF SHARES ISSUABLE ON THE CONVERSION OF THE NOTES IS BASED ON A DISCOUNT TO THE MARKET PRICE, THE FOUR PURCHASERS OF THE NOTES WILL RECEIVE MORE SHARES IF THE SHARE PRICE DECREASES AT THE TIME OF CONVERSION. THE FOUR
PURCHASERS ALSO RECEIVED WARRANTS TO ACQUIRE UP TO 1,520,000 SHARES, AT AN EXERCISE PRICE OF $1.75 PER SHARE, AND IF THE PURCHASERS CONVERT THE NOTES AND EXERCISE THE WARRANTS, THERE COULD BE A CHANGE OF CONTROL.

     On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 is payable in two tranches. We received $1.1 million on August 24, 2000 and will receive $1 million several days after a registration statement is declared effective with the Securities and Exchange Commission. As part of the sale of the convertible notes, we sold Series A warrants which entitle the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share. The warrants are also issuable in two tranches and on August 24, 2000, we issued warrants to acquire up to 770,000 shares.

     The four investors may convert their convertible notes into shares of our common stock at conversion prices equal to the lower of a fixed price and the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading day immediately preceding the conversion date. In addition, these holders also acquired warrants to purchase 1,520,000 shares of our common stock at an exercise price of $1.75. If the holders convert the notes and exercise the warrants, there could be a change in control.

     Since the number of our shares issuable upon conversion of the notes is based on a discount to the market price of our common stock, the holders of the convertible notes will receive more shares upon conversion if the share price decreases at the time of conversion. The conversion of the convertible notes and the exercise of warrants may result in substantial dilution to the interests of other holders of common stock since each holder of convertible notes and warrants may ultimately convert the full amount of the notes, fully exercise the warrants and sell all of these shares into the public market.

     Assuming a 75% decline in the price of our common stock from the price on March 1, 2001, we would be required to issue 18,853,102 shares upon conversion of all the convertible notes and 1,520,000 shares upon exercise of all the warrants. The total amount of shares issued would be 20,373,102 and would represent approximately 62% of our current issued and outstanding shares after such conversion of the notes and the exercise of the warrants (assuming no exercises of otherwise outstanding stock options and warrants).

     In other words, the lower the stock price around the time the holder converts, the more common shares each holder will receive upon conversion of the notes. To the extent the selling shareholders convert and then sell their common stock, the common stock price may decrease due to the additional shares in the market. This decrease in the market price could allow the holders of the notes to convert their notes into greater amounts of shares of our common stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES INTO THE PUBLIC MARKET BY THE SELLING SHAREHOLDERS MAY RESULT IN A SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

     The actual daily trading volume of our shares of common stock over the three months ended December 31, 2000 has averaged less than 29,319 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

     Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 12,986,928 shares of common stock issued and outstanding as of March 1, 2001. Through the registration statement that we have filed, but has yet to be declared effective, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 800,000 of which are included in the 12,986,928 issued and outstanding common shares. As a result of such registration statment, a substantial number of our shares of common stock are becoming available for resale which could have an adverse effect on the price of our common stock.

     To the extent the selling shareholders convert their notes, exercise their warrants and then sell their shares of common stock, the price of our common stock may decrease due to the additional shares of common stock in the market. This could allow the holders of the convertible notes to convert their notes into a greater amount of shares of our common stock, the sales of which may further depress the price of our common stock.

     Any significant downward pressure on the price of our common stock as the selling shareholders convert their notes, exercise their warrants and sell material amounts of shares could encourage short sales by the selling shareholders or others. Any such short sales could place a further downward pressure on their price of the common stock.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING SHAREHOLDERS COULD REDUCE THE PRICE OF OUR COMMON STOCK.

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market. Likewise, the perception that these sales could occur may result in the decline of the market price of our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate.

ALL OF OUR ASSETS ARE SECURED AND CONSEQUENTLY IF WE DEFAULT ON THE CONVERTIBLE NOTES, OUR CONTINUED OPERATION WILL BE ADVERSELY AFFECTED.

     We are financing our operations primarily through the issuance of the convertible notes. These convertible notes have been secured primarily by all of our assets. If we default on any of these convertible notes, it would have a material adverse effect on our business.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF PERFECTBACKUP+ AND COMMUNICADO FAX, OUR ABILITY TO GENERATE REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our two software programs: PerfectBACKUP+ and Communicado Fax. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of these software programs is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of these software programs, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these two software programs, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing either of these software programs or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

WE HAVE SOLD ONLY LIMITED QUANTITIES OF PERFECTBACKUP+ AND COMMUNICADO FAX AND IF THE COMPUTER AND TECHNOLOGY INDUSTRY DOES NOT ACCEPT OUR PRODUCTS, WE WILL BE UNABLE TO SUCCESSFULLY BUILD OUR BUSINESS.

     We have sold only limited quantities of our software programs. Our success will depend on the acceptance of our products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. We cannot assure you that our existing or proposed software programs will be accepted by the computer and technology industry at sufficient levels to support our operations and build our business.

WE ARE DEPENDENT ON RESELLERS AND DISTRIBUTORS FOR THE SALES OF OUR PRODUCTS AND IF WE ARE NOT SUCCESSFUL IN EXPANDING OUR DISTRIBUTION CHANNELS, OUR ABILITY TO GENERATE REVENUES WILL BE HARMED.

     We have entered into various distribution and reseller agreements to distribute and/or bundle our software programs. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our software programs to these companies in a timely manner or that these companies will be able to sell our software programs in volumes anticipated by us. Further, these agreements are the only significant distribution agreements to date. Our growth will be dependent on our ability to expand our third-party distribution channels to market, sell and distribute our software programs. While our strategy is to enter into additional agreements with resellers and distributors, we may not be able to successfully attract additional vendors to distribute our software programs. In addition, we have only limited experience in marketing our software programs through distributors and resellers and we will have little, if any, control over our third-party distributors. There can be no assurance that we will be successful in our efforts to generate revenue from these distribution channels, nor can there be any assurance that we will be successful in recruiting new organizations to represent us and our software programs. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

RAPID TECHNOLOGICAL CHANGES IN THE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR
ABILITY  TO  GENERATE  REVENUES  AND  BECOME  OR  REMAIN  PROFITABLE.

     The development and sales of our software programs are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage software developers and programmers who are experienced in the utility software program market, we only have limited experience in developing and marketing such utility software programs.

     In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the software programs provided by us. Those technological advances could also lower the costs of other software programs that compete with our software programs resulting in pricing or performance pressure on our software programs, which could adversely affect our results of operations.

UNSCHEDULED DELAYS IN DEVELOPMENT OF OUR SOFTWARE PRODUCTS OR THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.

     Delays and related increases in costs in the further development or improvement of PerfectBACKUP+ and Communicado Fax or the implementation of our sales and marketing program could result from a variety of causes, including:

- delays in the development, testing and commercial release of our software programs;

- delays in hiring or retaining experienced software developers and programmers;

- delays in locating and hiring experienced sales and marketing professionals; and

-     delays  caused  by  other  events  beyond  our  control.

     There can be no assurance that we will successfully develop further enhancements to PerfectBACKUP+ and Communicado Fax on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our software programs or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

EVEN THOUGH WE TREAT OUR SOFTWARE PROGRAMS AS PROPRIETARY, NEITHER PERFECTBACKUP+ OR COMMUNICADO FAX ARE PROTECTED BY ANY PATENTS AND ACCORDINGLY IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS OPERATIONS COULD BE ADVERSELY AFFECTED.

     Although we have applied for or are in the process of applying for copyright registration in the United States for both PerfectBACKUP+ and Communicado Fax, neither PerfectBACKUP+ or Communicado Fax is protected by any patents. We have however filed a provisional patent application with the United States Patent Office in connection with a specific component of Communicado Fax. We do treat our software programs and their associated technology as proprietary. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs, which could adversely effect our results of operations.

THE LOSS OF ROBERT HELLER OR ANY OF MERLIN'S KEY SOFTWARE PROGRAMMERS AND DEVELOPERS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

     Our performance is substantially dependent on the technical expertise of Robert Heller and other key software programmers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Robert Heller or any of Merlin's key software programmers and developers could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

THE  SOFTWARE  INDUSTRY,  INCLUDING  THE  SOFTWARE  INDUSTRY  FOR LINUX AND UNIX
OPERATING SYSTEMS IS IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE WE ARE IN THE PROCESS OF ESTABLISHING OUR NAME RECOGNITION AND BECAUSE OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

     We will encounter competition from other software companies and from an increasingly competitive computer software industry in general. The growing market for utility software programs for the Linux and Unix operating systems has attracted new market participants as well as expansion by established participants resulting in substantial and increasing competition. Many of our present and future competitors in the utility software program market have substantially greater:

-     financial,  marketing,  technical  and  development  resources;

-     name  recognition,  and

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

     In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to capture a larger portion of the market share for such software programs. This type of existing and future competition could affect our ability to form and maintain agreements with our distribution, reseller, bundling and marketing partners. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

SINCE OUR SHARES ARE THINLY TRADED AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

     Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares you purchase from the selling stockholders.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Merlin's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

SINCE A RELATIVELY SMALL GROUP OF STOCKHOLDERS OWN APPROXIMATELY 45% OF OUR OUTSTANDING SHARES, THEY ARE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Stockholders owning a majority (i.e. 51%) of Merlin's outstanding voting stock represent the ultimate control over Merlin's affairs. Three stockholders currently control approximately 45% of the outstanding shares of Merlin's common stock. As a result of this ownership, these stockholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

WE  DO  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS.

     We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     Merlin leases approximately 3,700 square feet of office space located at 4199 Lougheed Highway, Suites 200 and 201, Burnaby, British Columbia, Canada V5C 3Y6 under a lease which expires on August 30, 2002 for an annual rent of approximately CDN$51,800 (approximately $35,000), including our proportionate share of operating expenses.

ITEM  3.     LEGAL  PROCEEDINGS.

     We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Our common stock began quotation on the OTC Bulletin Board under the symbol "MLSW" on January 13, 2000 but there was no trading activity until January 18, 2000. Prior to January 13, 2000, there was no public market for our shares of common stock. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:




QUARTER ENDED                        HIGH    LOW

January 18, 2000 to March 31, 2000  $10.00  $2.97
                                    ------  -----
June 30, 2000. . . . . . . . . . .  $ 4.50  $1.16
                                    ------  -----
September 30, 2000 . . . . . . . .  $ 2.94  $1.25
                                    ------  -----
December 31, 2000. . . . . . . . .  $ 1.34  $0.22
==================================  ======  =====

     Our common shares are issued in registered form. Alpha Tech Stock Transfer (929 East Spiers Lane, Draper, UT 84020 (telephone: (801) 571-5118, facsimile
(801)  571-6112))  is  the  registrar  and transfer agent for our common shares.

     As of March 1, 2001, we had 12,986,928 shares of common stock outstanding and approximately 89 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend  Policy

     We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent  Sales  of  Unregistered  Securities

     On April 24, 2000, we granted to one of our directors stock options to purchase an aggregate of 48,000 shares of our common stock at an exercise price of $1.00 per share. The options were granted to the director relying on Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

     On October 4, 2000, we granted to one of our directors stock options to purchase an aggregate of 36,000 shares of our common stock at an exercise price of $1.75 per share. The options were granted to the directors relying on
Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

     On October 25, 2000, we granted to one of our directors stock options to purchase an aggregate of 36,000 shares of our common stock at an exercise price of $1.75 per share. The options were granted to the directors relying on
Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

     On the dates indicated below, we granted to certain of our employees stock options to purchase shares of our common stock in the amounts and at the exercise prices set forth below. We granted the stock options relying on
Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.




GRANT DATE          NUMBER OF OPTIONS  EXERCISE PRICE
------------------  -----------------  ---------------

August 29, 2000. .             12,000  $          1.30
                    -----------------  ---------------
August 31, 2000. .             12,000  $          1.69
                    -----------------  ---------------
October 16, 2000 .             12,000  $          1.01
                    -----------------  ---------------
October 16, 2000 .             12,000  $          1.01
                    -----------------  ---------------
February 16, 2001.              4,000  $          0.35
                    -----------------  ---------------
October 16, 2000 .              6,000  $          1.01
                    -----------------  ---------------
December 11, 2000.             12,000  $          0.37
                    -----------------  ---------------
September 7, 2000.             12,000  $          1.80
                    -----------------  ---------------
September 28, 2000             12,000  $          1.13
                    -----------------  ---------------
January 29, 2001 .             12,000  $          0.35
                    -----------------  ---------------
August 31, 2000. .              8,000  $          1.69
                    -----------------  ---------------
October 15, 2000 .              7,000  $          0.99
                    -----------------  ---------------
October 5, 2000. .              6,000  $          1.07
------------------  -----------------  ---------------

     On September 23, 2000, we sold an aggregate of 100,000 units at a price of $1.60 per unit to one accredited individual investor for proceeds of $160,000. Each unit consisted of one common shares and two share purchase warrants, with each share purchase warrant entitling the holder to purchase one additional common share at a price of $1.75 per share for a period of six months. The transaction was private in nature and we had reasonable grounds to believe that the individual was an accredited investor, capable of evaluating the merits and risks of his investment and bearing the economic risks of his investment, acquired the units for investment purposes. Accordingly, we issued the units relying on Rule 506 and Section 4(6) of the Securities Act of 1933.

     On June 28, 2000, we agreed to issue to E.B. Coxe & Co. L.L.C. a total of 300,000 shares of common stock upon execution of a Consulting Agreement between us and E.B. Coxe & Co. L.L.C. The shares are being issued in consideration of services to be provided under the Consulting Agreement. The transaction was private in nature and we had reasonable grounds to believe that E.B. Coxe & Co. L.L.C. was an accredited investor, capable of evaluating the merits and risks of its investment, bearing the economic risks of its investment and acquired the shares for investment purposes. On January 10, 2001, we issued the shares relying on Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

     On April 11, 2000, we agreed to issue to the Nostas Group a total of 80,000 shares of common stock upon execution of a Consulting Agreement between us and the Nostas Group. The shares are being issued in consideration of services to be provided under the Consulting Agreement. The transaction was private in nature and we had reasonable grounds to believe that the Nostas Group was an accredited investor, capable of evaluating the merits and risks of its investment, bearing the economic risks of its investment and acquired the shares for investment purposes. On January 31, 2001, we issued the shares relying on Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM  6.     MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

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

Selected  Financial  Data

     Set forth below is selected financial data as of December 31, 2000 and for the period from June 25, 1999 (incorporation of Merlin Software Technologies Inc.) to December 31, 1999. The financial information as of December 31, 2000 and 1999 and for the periods then ended are derived from the consolidated financial statements audited by BDO Dunwoody LLP that appear elsewhere in this annual report. As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. Accordingly, financial information relating to periods prior to the acquisition is that of Merlin Software Technologies Inc. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this annual report.




                                                      Period from
                                                          June 25
                                                             1999
                                 Year ended       (incorporation)
                                 December 31,         to December
                                     2000               31, 1999
                               ---------------          ---------

Sales . . . . . . . . . . . .          22,213                  -
Cost of Sales . . . . . . . .          15,678                  -
                               ---------------          ---------
                                        6,535                  -
                               ---------------          ---------

Expenses

   Depreciation . . . . . . .          52,219              7,964
   General and Administration       1,420,441            265,116
   Professional fees. . . . .         183,461             64,907
   Promotion and advertising.         988,726            180,312
   Research and Development .         734,102             98,329
                               ---------------          ---------
                                    3,378,949            616,628
                               ---------------          ---------

Loss from operations. . . . .      (3,372,414)          (616,628)

Interest and financing costs.         (88,848)                 -
                               ---------------          ---------
Net loss for the period . . .      (3,461,262)          (616,628)
                               ---------------          ---------










                                                   As at           As at
                                               December 31,    December 31,
                                                   2000            1999
                                               -------------  -------------
Working Capital (Deficit) . . . . . . . . . .      (111,977)       397,830
Total Assets. . . . . . . . . . . . . . . . .       493,762        831,374
Total Stockholders Equity (Deficit) . . . . .         4,123       (320,606)
Deficit Accumulated in the Development Stage.    (4,077,810)      (616,628)


     We are still in our infancy as a viable commercial entity and consequently our focus over the past twenty months has been on the identification of market needs, development of our two software products, PerfectBACKUP+ and Communicado Fax, to meet these needs and the branding of our company and our products. The sales figures reported to date reflect sales of an older outdated version of PerfectBACKUP+ to a limited group of individuals seeking an inexpensive solution without the added features included with more expensive products. We believe that we will generate increased revenue over the next three fiscal years due to the recent release of PerfectBACKUP+ version 7.0, the recent release of Communicado Fax version 4.0, and the anticipated release of updated versions of our two existing software products in the future. In addition, we have recently hired two experienced sales and marketing individuals to develop and enhance our sales and marketing program. These two individuals will focus on increasing sales volume by way of OEM (original equipment manufacturer) bundling and partnering arrangements with large corporate organizations. We expect that initial revenue growth will be reflected in the third and fourth quarter of fiscal 2001. We also anticipate a further increase in revenues in fiscal 2002 and 2003, which we expect will result from increased sales from our existing products combined with sales from the introduction of new products which we may release during that period. We anticipate that the expected growth in revenues may enable us to attract additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

Fiscal  Year  Ended  December  31,  2000  Compared  to Period from June 25, 1999
(incorporation)  to  December  31,  1999

Results  of  Operations

     The acquisition of Merlin Software Technologies Inc. was accounted for as a reverse acquisition, as the former stockholders of Merlin Software Technologies Inc. controlled approximately 64% of our common stock immediately after the acquisition. Pursuant to the accounting requirements for reverse acquisitions, the financial statements subsequent to the acquisition are presented as a continuation of Merlin Software Technologies Inc. The operations of Merlin Software Technologies Inc. (incorporated in June 1999) prior to the acquisition were limited to product development and corporate organizational activities. The acquisition by us provided Merlin Software Technologies Inc. with the access to capital markets necessary to expand development of our two software products. As a result, and due to 1999 being our subsidiary's first fiscal period, comparisons of results of operations to the initial period in 1999 does not provide a meaningful analysis. Our subsidiary did not actively commence operations until October 1999. Consequently, the activity level in the fiscal year ended December 31, 2000 is significantly greater than the period from June 25, 1999 (incorporation) to December 31, 1999 which is reflected in the total costs reported in each respective period. Therefore, the management discussion and analysis below for the fiscal year ended December 31, 2000 focuses upon expenditures during that period plus our plan of operation. Comparison of the fiscal year ended December 31, 2000 and the period from June 25, 1999
(incorporation)  to  December  31,  1999  is  provided  below.

    We incurred a net loss of $3,461,262 for the fiscal year ended December 31, 2000, including $1,153,668 of compensation expense relating to the exchange of outstanding stock options in Merlin Software Technologies Inc. for stock options in our company and the granting of additional stock options during the year as compensation to our employees and independent contractors. The exchange of stock options resulted in an increase in the intrinsic value of the stock options, which was charged to the Statement of Operations as additional compensation expense in 2000.

Sales

     We recognized no sales in 1999. In 2000, sales of $22,213 were generated from two different sources: the sales of PerfectBACKUP+ software by product resellers ($9,924) and orders for PerfectBACKUP+ from our website ($12,289). These sales represent sales of an outdated, yet functional version of PerfectBACKUP+. Total sales were minimal due to a lack of market recognition of the product and the lack of additional product features to make it competitive with similar products. Unforeseen delays in consolidating our operations into a single office in Burnaby, British Columbia resulted in the delay of the release of updated versions of our software products, originally scheduled for release in July and August 2000. The fact that we did not commercially release our two software products primarily contributed to our lack of sales. PerfectBACKUP+ version 7.0 was released on November 15, 2000 and Communicado Fax version 4.0 was released on January 15, 2001.

Cost  of  Sales

     The principal components of cost of sales for 2000 are direct printing charges for the retail boxes used to distribute our software products and the protective covers for the compact disc shipped in each retail box. We do not include overhead charges to our cost of sales. There was no cost of sales in 1999.

General  and  Administration

     General and administration expenses increased in the fiscal year ended December 31, 2000 by $1,155,325 to $1,420,441 due to the increased level of activity in our company. Included in this amount is an increase in consulting fees of approximately $710,000 paid to various individuals for general management, corporate finance and fund raising services. Charges related to the operation of two offices (British Columbia and Florida) during this period, including rent, telecommunication charges, insurance and the salaries and benefits for two administrative and telemarketing personnel, were also incurred in 2000. The Florida office was closed in July 2000 and operations were consolidated in Burnaby, British Columbia.

     Included in the fiscal year ended December 31, 2000 is stock option compensation in the amount of $524,015 relating to the granting of stock options (primarily to consultants) who have provided management and advisory services to our company. Stock Option Compensation for 1999 was $12,022.

Professional  Fees

     Professional fees increased in the fiscal year ended December 31, 2000 by $118,554 to $183,461 due to the additional legal services required to secure additional financing during the period and prepare a registration statement in connection with such additional financing. Additionally, ongoing assistance with regulatory filings since the reverse acquisition in April 2000 have significantly impacted the fees incurred between 2000 and 1999.

Promotion  and  Advertising

     Promotion and advertising expenses increased in the fiscal year ended December 31, 2000 by $808,414 to $988,726 during the period due to the increased marketing and promotional activities, including investor relation activities and attendance at industrial trade shows, during the period. Also included in this amount is stock option compensation in the amount of $358,855 relating to the granting of stock options (primarily to consultants) that have provided marketing and promotional services to our company. Promotion and advertising expense for 2000 represents costs incurred in the following areas: marketing of our products - $650,597, public relations fees - $124,000 and charges for investor relation activities - $77,000. Marketing activities in 2000 included attendance at industry tradeshows, costs for the development and printing of sales literature, and advertising in industry journals and on a strategic partners' website. Public relation fees included the cost of retaining outside consultants to assist us in drafting and distributing our news releases to various media groups. Costs incurred for investor relations activities include amounts paid to external organizations for the distribution of press releases and various listings and advertising in strategic investor publications. While we spent $988,726 in raising awareness of our company in the investor community along with branding our company's products and image in the marketplace, we lacked the capital resources required to implement and support an effective sales and marketing program (i.e. we lacked experienced personnel and the financial resources for marketing and advertising). This lack of resources combined with the delay of release of updated software products limited our ability to generate any significant revenues.

Research  and  Development

     Research and development charges increased in the fiscal year ended December 31, 2000 by $635,773 to $734,102 during the period due to the salaries and benefits incurred relating to the addition of ten software development personnel. Also included in this amount is stock option compensation in the amount of $270,798 relating to the granting of stock options to consultants and employees who provided research and development services to our company in 2000.

Interest  and  financing  costs

     Interest and financing costs increased in the fiscal year ended December 31, 2000 by $88,848 to $88,848 primarily due to the recognition of $53,000 related to the beneficial conversion feature associated with the issuance of the convertible notes during the period and $21,239, being the amortization of the discount on the convertible notes to December 31, 2000. The discount results from the Black Scholes value of $1,047,000 attributable to the detachable share purchase warrants issued in connection with the convertible notes.

Summary

     Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of updated versions of our existing software products and the successful development of our software products and achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Liquidity  and  Capital  Resources

     Our principal capital requirements to date have been to fund: (1) the development of PerfectBACKUP+ and Communicado Fax; (2) the marketing and advertising activities undertaken to raise awareness of our company and our software products; and (3) the promotion and investor relation programs in place to disseminate information about our company and our products. During the fiscal year ended December 31, 2000, we incurred a loss of $3,461,262, including non-cash stock compensation expense of $1,153,668. Stock options are a key compensation element to reward our consultants and employees while preserving cash flow during our development stage. Net cash used in operating activities for the fiscal year ended December 31, 2000 was $1,986,572. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely. Accounts payable increased by $289,639 in the fiscal year ended December 31, 2000 primarily due to significant expenditures being incurred in the fourth quarter of 2000 subsequent to receipt of proceeds of the convertible notes and incurred in connection with this registration statement. We also entered into three agreements for corporate finance and marketing services in 2000 for which we subsequently issued an aggregate of 463,571 shares of common stock in January, 2001. An accrual of approximately $50,000 was made at December 31, 2000 for unpaid services rendered to December 31, 2000 in respect of these agreements. The accrual was based upon the trading price of our common stock on December 31, 2000. Net cash used in investing activities during the fiscal year ended December 31, 2000 was $96,868 which was directly spent in the acquisition of fixed assets, primarily computer equipment. Net cash provided from financing activities for the fiscal year ended December 31, 2000 was $1,582,959. Our primary financing activity during the fiscal year ended December 31, 2000 of $1,921,472 consisted of proceeds on short-term loans totalling $128,513, proceeds received on the issuance of common stock totalling $760,000 (including $600,000 raised by the public company prior to the acquisition of our subsidiary) and net proceeds received on the issuance of convertible notes totalling $1,032,959 (net of financing costs of $67,041). Substantially all of the value attributable to the convertible notes was assigned to the detachable share purchase warrants accompanying the notes. Such amount was calculated using the Black Scholes option pricing model, and will be amortized to operations as additional interest expense over the life of the convertible notes. Net cash provided from financing activities was reduced by $338,513 due to the repayment of demand loans during the fiscal year.

     The net decrease in cash during the fiscal year ended December 31, 2000 was $500,481, leaving us with a cash balance at December 31, 2000 of $216,714.

     We believe, based on currently proposed plans and assumptions relating to our operations, that the existing cash and remaining proceeds from the issuance of the additional $1 million convertible notes will be sufficient to fund our operations and working capital requirements until May 31, 2001. We anticipate that projected increases in revenue in the third quarter of fiscal 2001 and/or the generation of significant OEM bunding or partnering agreements will enable us to raise the necessary funding required to finance our operations and working capital for at least twelve months. During this period we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

     In the event that our plans or assumptions change or prove inaccurate (due to delays in product development, the inability to sign any significant sales agreements or generate revenues, unfavourable economic conditions, or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future  Cash  Requirements

     We expect that our recent addition of senior sales and marketing personnel and the commercial release of PerfectBACKUP+ version 7.0 and the first version of the Communicado Fax 4.0 product will lead to an increase in revenues in fiscal 2001. We expect that further development and marketing of both these products combined with the planned introduction of new products or updated versions of our existing products in late 2001 will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2001, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $5.0 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of $5.0 million are based on our estimates for operational costs for the period ending December 31, 2001. We estimate that approximately $675,000 is required to hire further software developers and programmers, $2,955,000 is required to hire marketing and sales persons and to implement our planned sales and marketing program and $200,000 will be required to support an investor relations program. The balance of $1,170,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We received initial proceeds of $1.1 million in convertible notes in August, 2000 and expect to receive the balance of $1 million of convertible notes within seven days of a registration statement, registering the common shares issuable on conversion of the convertible notes and exercise of the warrants, being declared effective, which we believe will be sufficient to pay for ongoing operating costs and capital expenditures through May 31, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing. Additionally, we are actively soliciting various Canadian government agencies who provide funds by way of government grants made available to high-technology companies operating in Canada.

Plan  of  Operation

     Our primary objective in the next 12 months will be to implement an aggressive sales and marketing program in connection with the sale of both our PerfectBACKUP+ and Communicado Fax utility software programs. Version 7.0 of PerfectBACKUP+ was released on November 15, 2000 for purchase and download from our website and we have commenced design work on PerfectBACKUP+ version 8.0, which is intended as a backup program for large networks and not as a replacement for version 7.0. Development and testing on our Communicado Fax version 4.0 product has been completed and was commercially released on January 15, 2001. We have also commenced design work on an enterprise version of Communicado Fax, which is intended as a fax program for large networks and not as a replacement for the present version 4.0 of Communicado Fax. In addition to the design, development and testing work that has to be performed on PerfectBACKUP+ version 8.0 and the enterprise version of Communicado Fax, an aggressive sales and marketing campaign must be implemented.

Research  and  Development

     The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance our current software programs to meet a wide range of customer needs and to develop new software programs rapidly to attract new customers and provide additional solutions to existing customers.

     Our strategy is to continue to enhance PerfectBACKUP+'s and Communicado Fax's functionality through new feature development to meet the continually advancing requirements of its customers. At the same time, we may seek to acquire and develop new software programs to meet the needs of a broader group of users.

     To December 31, 2000, we have expended $832,431 on the development of PerfectBACKUP+, Communicado Fax and other software. We will expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to PerfectBACKUP+, translating both PerfectBACKUP+ and Communicado Fax so that they will operate on different computer operating systems, updating both PerfectBACKUP+ and Communicado Fax so that they can be purchased for several different languages (i.e., German and Spanish), and developing new products that will compliment our present software programs. By updating the design of PerfectBACKUP+, PerfectBACKUP+ will become more functional and easier to use. Although we believe that the current release of PerfectBACKUP+ is competitive, we will continue to update the design of and add new features to PerfectBACKUP+ in order to ensure that that product remains competitive in the marketplace. We do not anticipate encountering any uncertainties in updating the design or adding new features and will add such features as are demanded or requested by users of PerfectBACKUP+. The benefit of porting, or translating our software programs so that they are capable of running on other operating systems is that our products become saleable to a greater number of users.

Marketing

     In order to generate any significant sales volume, we predict that we must recruit three senior sales people, including a Business Development Manager, an Original Equipment Manufacturer Sales Manager and a Value-Added Reseller Sales Manager. We have recently hired a Vice-President of Sales and a Vice-President of Marketing. The addition of these personnel will ensure that the overall strategy for sales of our products is developed and maintained for each of these key marketing channels. It is expected that these three individuals will be supported by up to five additional individuals whose function will range from telemarketing to customer support. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require us to place advertisements in several key trade magazine and publication as well as exhibiting our software products at the major tradeshows held throughout the year.

Personnel

     As of March 1, 2001, we have 23 permanent employees with 4 in the area of corporate administration, 13 in product development and 3 in sales and marketing. We also have 4 independent contractors providing research and strategic planning services, management consulting services, market research services and capital raising services. In the next 12 months we plan to expand our total number of permanent employees in these same departments to approximately 36 with 4 additional part-time employees in product development.

Purchase  or  Sale  of  Equipment

     We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to purchase computer hardware and software for our ongoing operations.

ITEM  7.     FINANCIAL  STATEMENTS.

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     The following Financial Statements pertaining to Merlin and its subsidiary are filed as part of this annual report:


NAME                                                                                                           PAGES

Merlin Software Technologies International, Inc. (audited)

Independent Auditors' Report, dated March 2, 2001                                                              F-2

Consolidated Balance Sheets as at December 31, 2000 and 1999                                                   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the period from June 25, 1999 (incorporation) to December 31, 2000                                       F-4

Consolidated Statements of Operations for the year ended December 31, 2000
  and for the period from June 25, 1999 (incorporation) to December 31, 2000                                   F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2000
  and for the period from June 25, 1999 (incorporation) to December 31, 2000                                   F-6

Summary of Significant Accounting Policies                                                                     F-7

Notes to the Consolidated Financial Statements                                                                 F-13

Prior to the acquisition of Merlin Software Technologies Inc., Merlin (the inactive public company) was not operating, and had earned no revenue from its inception in 1995 through 1999 and during that period incurred only $21,000 of cumulative general and administrative expenses. Due to the fact that the predecessor business is that of Merlin Software Technologies Inc. and the public company was inactive, separate financial statements of the inactive, public company have been excluded from this annual report.

     MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
     (A  DEVELOPMENT  STAGE  COMPANY)
     CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEAR  ENDED  DECEMBER  31,  2000

                                                                        CONTENTS
                                                                        --------

INDEPENDENT  AUDITORS'  REPORT

CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  Sheets

     Statements  of  Changes  in  Stockholders'  Equity  (Deficit)

     Statements  of  Operations

     Statements  of  Cash  Flows

     Summary  of  Significant  Accounting  Policies

     Notes  to  the  Financial  Statements

                                                    INDEPENDENT AUDITORS' REPORT

TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

We have audited the Consolidated Balance Sheets of Merlin Software Technologies International, Inc. (a development stage company) as at December 31, 2000 and 1999, the Consolidated Statements of Operations, Changes in Stockholders' Equity (Deficit), and Cash Flows for the year ended December 31, 2000, for the period from June 25, 1999 (incorporation) to December 31, 1999 and for the cumulative period from June 25, 1999 (incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Merlin Software Technologies International, Inc. (a development stage company) as at December 31, 2000 and 1999 and the related statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year ended December 31, 2000, for the period from June 25, 1999 (incorporation) to December 31, 1999 and for the cumulative period from June 25, 1999 (incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  BDO  Dunwoody  LLP

Chartered  Accountants

Vancouver,  Canada
March  2,  2001

                                                MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                         CONSOLIDATED BALANCE SHEETS

DECEMBER  31                                                                    2000     1999(a)

ASSETS

CURRENT
             Cash                                                           $   216,714   $  17,195
             Sales taxes recoverable                                             55,018      18,667
             Prepaid expenses and supplies                                       31,691       8,948
                                                                           -------------------------
                                                                                303,423     744,810

             DEFERRED FINANCING COSTS (Note 7)                                   59,126           -
             PROPERTY AND EQUIPMENT (Note 3)                                    131,213      86,564
                                                                           -------------------------
                                                                             $  493,762   $ 831,374
                                                                           ------------------------=

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

             LIABILITIES

             CURRENT
             Accounts payable                                               $   341,568   $  19,252
             Accrued liabilities                                                 73,832     117,728
             Demand loans payable (Note 4)                                            -     210,000
                                                                            ------------------------
                                                                                415,400     346,980

             LOANS PAYABLE (Note 5)                                                   -     805,000
             CONVERTIBLE NOTES PAYABLE, (net of
             an unamortized discount of $1,025,761 and
             $ Nil, Note 7)                                                      74,239           -
                                                                            ------------------------
                                                                                489,639   1,151,980
                                                                            ------------------------

             STOCKHOLDERS' EQUITY (DEFICIT)
             Share capital
             Authorized
              50,000,000.  Common shares, par value $0.001

             Issued
              12,536,690.  (1999 - 7,900,000) Common shares                      12,537       7,900

             Additional paid-in capital                                       4,073,476     292,122
             Deficit accumulated during the development stage                (4,077,890)   (616,628)
             Reduction for initial contribution of intellectual property         (4,000)     (4,000)
                                                                           -------------------------
                                                                                  4,123    (320,606)
                                                                           -------------------------
                                                                            $   493,762  $  831,374
                                                                           =========================

(a) Represents the financial position of Merlin Software Technologies Inc.


The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                                                            MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                       Deficit      Reduction
                                                                                                     Accumulated    for Initial
                                                                                    Additional        During the    Contribution
                                                             Common Stock            Paid-in          Development   Intellectual
                                                       Shares        Amount          Capital            Stage         Property

MERLIN SOFTWARE TECHNOLOGIES INC.
--------------------------------------------------
Initial contribution of
intellectual property
in July 1999 . . . . . . . . . . . . . . . . . . .     4,000,000  $    4,000  $              -   $            -   $      (4,000)

Private placement for
cash in July 1999 at
0.01 per share. . . . . . . . . . . . . . . . . .     3,400,000        3,400            30,600                -               -

Private placement for
cash in August 1999 at
0.50 per share. . . . . . . . . . . . . . . . . .       500,000          500            249,500                -              -

Stock option
compensation (Note 6). . . . . . . . . . . . . . .             -           -             12,022                -             -

Net loss for the
period . . . . . . . . . . . . . . . . . . . . . .             -            -                  -         (616,628)            -
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999                            7,900,000         7,900             292,122        (616,628)       (4,000)

Private placement
of common stock
on April 3, 2000
at a price of $1.50
per unit (Note 5). . . . . . . . . . . . . . . . .        86,665          87             129,913                -             -

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
--------------------------------------------------
Settlement of loans
payable on acquisition
(Note 5) . . . . . . . . . . . . . . . . . . . . .             -           -           1,275,000                -             -

Adjustment for the
stockholders' deficit
of the Company at
the acquisition date . . . . . . . . . . . . . . .     4,450,025       4,450             (37,127)               -             -

Stock option
compensation (Note 6). . . . . . . . . . . . . . .             -           -           1,153,668                -             -

Value of warrants and
beneficial conversion
feature on convertible
notes (Note 7) . . . . . . . . . . . . . . . . . .             -           -           1,100,000                -             -

Cash received on
private placement
in September 2000
at $1.60 per unit
(Note 8) . . . . . . . . . . . . . . . . . . . . .       100,000         100             159,900                -             -

Net loss for the
period . . . . . . . . . . . . . . . . . . . . . .             -           -                   -       (3,461,262)            -
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000                            12,536,690  $   12,537      $    4,073,476      $(4,077,890)       (4,000)
================================================================================================================================



                                                     TOTAL
                                                     STOCKHOLDERS
                                                     EQUITY (DEFICIT)
MERLIN SOFTWARE TECHNOLOGIES INC.
--------------------------------------------------
Initial contribution of
intellectual property
in July 1999 . . . . . . . . . . . . . . . . . . .  $         -

Private placement for
cash in July 1999 at
0.01 per share. . . . . . . . . . . . . . . . . .        34,000

Private placement for
cash in August 1999 at
0.50 per share. . . . . . . . . . . . . . . . . .       250,000

Stock option
compensation (Note 6). . . . . . . . . . . . . . .       12,022

Net loss for the
period . . . . . . . . . . . . . . . . . . . . . .     (616,628)
----------------------------------------------------------------
BALANCE, December 31,
                                                       (320,606)

Private placement
of common stock
on April 3, 2000
at a price of $1.50
per unit (Note 5). . . . . . . . . . . . . . . . .      130,000

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
--------------------------------------------------
Settlement of loans
payable on acquisition
(Note 5) . . . . . . . . . . . . . . . . . . . . .    1,275,000

Adjustment for the
stockholders' deficit
of the Company at
the acquisition date . . . . . . . . . . . . . . .      (32,677)

Stock option
compensation (Note 6). . . . . . . . . . . . . . .    1,153,668

Value of warrants and
beneficial conversion
feature on convertible
notes (Note 7) . . . . . . . . . . . . . . . . . .    1,100,000

Cash received on
private placement
in September 2000
at $1.60 per unit
(Note 8) . . . . . . . . . . . . . . . . . . . . .      160,000

Net loss for the
period . . . . . . . . . . . . . . . . . . . . . .   (3,461,262)
----------------------------------------------------------------
BALANCE, December 31,
                                                      $   4,123
================================================================

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                                 MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         PERIOD  FROM
                                                                   Period  from              JUNE  25
                                                                    June  25                     1999
                                                                      1999            (INCORPORATION)
                                              YEAR  ENDED        (incorporation)     TO  DECEMBER  31
                                             DECEMBER  31       to  December  31                 2000
                                                 2000                 1999(a)            (cumulative)

SALES. . . . . . . . . . . . . . . .  $          22,213           $        -             $    22,213

COST OF SALES (excluding depreciation)           15,678                    -                  15,678
                                      ---------------------------------------------------------------
                                                  6,535                    -                    6,535
                                      ---------------------------------------------------------------

EXPENSES (Note 6)
General and administration . . . . .          1,420,441              265,116               1,685,557
Professional fees. . . . . . . . . .            183,461               64,907                 248,368
Promotion and advertising. . . . . .            988,726              180,312               1,169,038
Research and development . . . . . .            734,102               98,329                 832,431
Depreciation . . . . . . . . . . . .             52,219                7,964                  60,183
                                     ----------------------------------------------------------------
                                              3,378,949              616,628               3,995,577
                                     ----------------------------------------------------------------

LOSS FROM OPERATIONS . . . . . . . .         (3,372,414)            (616,628)             (3,989,042)

INTEREST AND FINANCING COSTS
(Note 7) . . . . . . . . . . . . . .            (88,848)                   -                 (88,848)
                                      ---------------------------------------------------------------

NET LOSS FOR THE PERIOD. . . . . . .  $      (3,461,262)          $ (616,628)            $(4,077,890)
                                      ===============================================================

LOSS PER SHARE - basic and  diluted.  $           (0.31)         $    (0.09)
                                      ======================================

WEIGHTED AVERAGE SHARES OUTSTANDING.         11,018,112           7,166,666
                                      ======================================

(a)  Represents  the  results  of  operations  of  Merlin  Software  Technologies  Inc.


The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                                                      MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)
                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           PERIOD FROM
                                                                                         Period from           JUNE 25
                                                                                           June 25                1999
                                                                                             1999      (INCORPORATION)
                                                                         YEAR ENDED    (incorporation)  TO DECEMBER 31
                                                                         DECEMBER 31     to December 31           2000
                                                                           2000            1999(a)       (CUMULATIVE)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . . . . . . . . . . .  $    (3,461,262)  $      (616,628)  $ (4,077,890)
Adjustments to reconcile net loss to net
  cash used in operating activities
  Amortization of deferred financing costs. . . . . . . . . . . . .            7,915                 -          7,915
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .           52,219             7,964         60,183
  Stock option compensation . . . . . . . . . . . . . . . . . . . .        1,153,668            12,022      1,165,690
  Beneficial conversion feature on
    convertible notes and amortization
    of discount . . . . . . . . . . . . . . . . . . . . . . . . . .           74,239                 -         74,239
Increase in assets
  Sales taxes recoverable . . . . . . . . . . . . . . . . . . . . .          (36,351)          (18,667)       (55,018)
Prepaid expenses and supplies . . . . . . . . . . . . . . . . . . .          (22,743)           (8,948)       (31,691)
Increase (decrease) in liabilities
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          289,639            19,252        308,891
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          (43,896)          117,728         73,832
                                                                     ----------------  ----------------  -------------
                                                                          (1,986,572)         (487,277)    (2,473,849)
                                                                     ----------------  ----------------  -------------

FINANCING ACTIVITIES
Repayment of demand loans . . . . . . . . . . . . . . . . . . . . .         (338,513)                -       (338,513)
Proceeds on demand loans. . . . . . . . . . . . . . . . . . . . . .          128,513           210,000        338,513
Proceeds of loan payable. . . . . . . . . . . . . . . . . . . . . .          600,000           805,000      1,405,000
Proceeds on issuance of common stock. . . . . . . . . . . . . . . .          160,000           284,000        444,000
Proceeds on issuance of convertible
  notes, net of financing costs . . . . . . . . . . . . . . . . . .        1,032,959                 -      1,032,959
                                                                     ----------------  ----------------  -------------
                                                                           1,582,959         1,299,000      2,881,959
                                                                     ----------------  ----------------  -------------

INVESTING ACTIVITY
Purchase of property and equipment. . . . . . . . . . . . . . . . .          (96,868)          (94,528)      (191,396)
                                                                     ----------------  ----------------  -------------

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . .         (500,481)          717,195        216,714
CASH, beginning of period . . . . . . . . . . . . . . . . . . . . .          717,195                 -              -
                                                                     ----------------  ----------------  -------------

CASH, end of period . . . . . . . . . . . . . . . . . . . . . . . .  $       216,714   $       717,195   $    216,714
                                                                     =================================================

SUPPLEMENTARY INFORMATION:

Non-cash investing and financing activities:
Acquisition of business and settlement of debt
in exchange for common stock in reverse
acquisition (Note 2). . . . . . . . . . . . . . . . . . . . . . . .  $     1,242,323   $             -
                                                                     ==================================
Issuance of common stock for proceeds
advanced in 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  $       130,000   $             -
                                                                     ==================================

(a) Represents the cash flows of Merlin Software Technologies Inc.

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER  31,  2000  AND  1999


BASIS OF PRESENTATION These consolidated financial statements are expressed in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiary, Merlin Software Technologies Inc.

     In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period from June 25, 1999 (incorporation) to December 31, 1999 are those of Merlin Software Technologies Inc.

     All significant intercompany transactions have been eliminated on consolidation. All per share information for 1999 has been restated to reflect the recapitalization.

PROPERTY  AND  EQUIPMENT     Property  and  equipment  is  recorded  at  cost.
Depreciation is provided over the estimated useful lives of the property and equipment on the straight-line basis at the rates set out below:

     Computer  hardware           -       33%
     Furniture  and  fixtures     -       20%
     Computer  software           -      100%
     Trademarks                   -       20%

     Leasehold improvements are depreciated on a straight-line basis over the terms of the underlying lease, not to exceed their useful lives.

     One half period's depreciation is taken  in  the  period  of  acquisition.

IMPAIRMENT OF LONG-LIVED ASSETS The Company evaluates the recoverability of its fixed assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be
Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during 1999 and 2000.

FINANCIAL INSTRUMENTS The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, short and long-term loans payable and convertible notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, receivables, accounts payable, accrued liabilities, and short-term demand loans approximates their

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2000 AND 1999

FINANCIAL  INSTRUMENTS
CONTINUED     carrying  value,  due  to  the immediate or short-term maturity of these financial instruments. The carrying amount for convertible notes approximates fair value because in general terms are comparable to those on convertible debentures received by other development stage companies not having revolving credit facilities for comparable amounts borrowed.

     It was not practicable to determine the fair value of pre-acquisition amounts advanced by the Company to Merlin Software Technologies Inc. and other long-term loans.

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

     Common equivalent shares (consisting of shares issuable on exercise of stock options, warrants and on conversion of convertible notes) totalling 8,009,688 (1999 - 761,000) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

STOCK BASED COMPENSATION The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", in recognizing

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2000 AND 1999


STOCK BASED COMPENSATION - CONTINUED and measuring compensation expense for options granted to employees. Generally, compensation expense is recorded for the difference between the market price of the underlying common stock and the exercise price of the stock options. Effective from the date of the modification, the Company regularly re-measures compensation expense for options where there has been a substantive change or modification to such stock options.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to consultants is recognized in these financial statements as compensation expense using the Black-Scholes option pricing model.

     Compensation expense is remeasured on a quarterly basis for options still unvested. Compensation expense is amortized over the length of the contract period (if one exists) or the period to which the options vest.

DEFERRED FINANCING COSTS Costs directly associated with the convertible notes issued during the year are capitalized and amortized on a straight-line basis (not materially different from the effective interest rate method) over the term of the convertible notes.

SOFTWARE DEVELOPMENT COSTS In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To December 31, 2000 and 1999, the Company's software development is in progress and commercial feasibility had not yet been established. Accordingly, all software development costs (consisting of amounts paid or payable to consultants) have been charged to the accompanying statement of operations.

REVENUE RECOGNITION The Company has recognized minimal revenues to date from the sale of software products. Revenue is derived from software sold indirectly through distributors and solution providers and directly to end-users. To date, substantially all revenue has been derived from sales of software to end-users
without  right  of  return  privileges.   The  Company  follows  the

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2000 AND 1999


REVENUE  RECOGNITION  -
CONTINUED provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for revenue recognized under software license and service arrangements.

Revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. Direct sales to end-users are evidenced by concurrent payment for the product via credit card and are governed by a license agreement. For licensing of the Company's software to OEMs and other resellers, revenue is not recognized until the OEM sells the software to an end-user customer. For licensing of software through indirect sales channels, revenue is recognized when the reseller, value-added reseller or distributor sells the software to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Product returns are reserved for in accordance with SFAS 48. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

In the future, the Company expects to offer software arrangements to its customers whereby the software license would include the rights to related products such as upgrades and technical support. In such arrangements, the Company will allocate the total cost of the arrangement among each deliverable based upon the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

Freight charges billed to customers are included in sales while the associated freight costs are included in cost of sales.

CASH  AND  EQUIVALENTS     The  Company  considers all highly liquid investments
with  an  original  maturity  of  three  months  or less to be cash equivalents.

DETACHABLE  STOCK  PURCHASE
WARRANTS Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and is amortized to interest expense over the term of the related debt using the effective interest rate method.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2000 AND 1999


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

ADVERTISING     The Company follows the provisions of Statement of Position 93-7 in accounting for the costs of advertising. Advertising costs are charged to expense in the period incurred.

COMPREHENSIVE  INCOME     SFAS  No.  130,  "Reporting  Comprehensive  Income",
establishes  standards  for  reporting  and presentation of comprehensive income
(loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the period from June 25, 1999 (incorporation) to December 31, 1999 and for the year ended December 31, 2000 equaled the net loss for the periods.

NEW  ACCOUNTING
PRONOUNCEMENTS     In  March  2000,  the  Financial  Accounting  Standards Board
issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25. The Interpretation requires, among other matters, that stock options that have been modified to reduce the exercise price be accounted for as variable. This standard was adopted during the year ended December 31, 2000 but did not have a material effect on the Company's financial statements as the majority of options granted to date were to consultants.

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

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999

1.     NATURE  OF  BUSINESS  AND  ABILITY  TO  CONTINUE  OPERATIONS

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc., ("Merlin PrivateCo.") Merlin PrivateCo. is a Nevada company developing utility software programs for personal computers with a Linux or Unix operating system. The acquisition closed on April 26, 2000 (Note 2). At December 31, 2000 and 1999, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2000, the Company has recognized minimal revenue and has accumulated operating losses of approximately $4.1 million since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. Management has entered into an agreement to issue $1 million in convertible notes upon a registration statement being declared effective by the Securities and Exchange Commission (Note 7). Such amounts will be used for short-term working capital purposes.
Management also plans to raise additional equity capital to provide additional short-term and long-term financing for operating and capital requirements of the Company. Management plans to raise new equity financing of approximately $5 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products, an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.     REVERSE  ACQUISITION

Effective April 26, 2000, the Company (then an inactive publicly-traded company) closed a share exchange agreement to acquire all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. ("Merlin Private Co.") in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At December 31, 2000, 7,973,332, Merlin Private Co. common shares had been exchanged leaving 13,333 still to be exchanged.

The transaction was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Merlin Private Co. The value assigned to common stock of the Company on acquisition based on the fair value of

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999


2.     REVERSE  ACQUISITION  -  CONTINUED

the net assets of the Company at the date of acquisition was $ 1,242,323. Net assets at the acquisition date included $1,275,000 raised by the Company in an equity private placement and loaned to Merlin Private Co. and settled in contemplation of closing the acquisition and accounts payable of $32,677.

Pro-forma information assuming the acquisition occurred on June 25, 1999 (incorporation of Merlin PrivateCo.) is as follows:

                                                                    Period  from
                                                                 June  25,  1999
                                           YEAR  ENDED       (incorporation)  to
                                          DECEMBER  31              December  31
                                              2000                          1999
                                             ----                           ----

     Revenue                            $       37,515     $                  -
     Loss  for  the  period             $   (3,478,939)    $           (630,838)
     Loss  per  share                   $          (0.28)  $              (0.04)

Also, in connection with the acquisition, the Company was required to issue 86,665 share purchase warrants (Note 8) and 781,000 stock options (Note 6) to previous holders of warrants and options in Merlin Private Co. Options and warrants were to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. As a consequence of the exchange of stock options, additional compensation expense was booked at the date of exchange representing the difference in value of stock options between the date of exchange and the grant date (Note 6).


3.     PROPERTY  AND  EQUIPMENT

                                                         2000               1999
                                                         ----               ----
Computer  hardware                                $    100,389     $      46,567
Furniture  and  fixtures                                51,936            36,516
Computer  software                                      28,237             8,428
Trademarks                                               3,017             3,017
Leasehold  improvements                                  7,817                 -
                                                         -----            ------
                                                       191,396            94,528

Accumulated  depreciation                               60,183             7,964
                                                        ------             -----
Net  Book  Value                                   $   131,213       $    86,564
                                                   =============================

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999

4.     DEMAND  LOANS  PAYABLE

In 1999, Merlin PrivateCo. received unsecured, non-interest bearing demand bridge loans totalling $210,000 from subscribers to a private placement in the Company. On January 5, 2000, a further $80,000 was advanced to the Company by these subscribers. The demand loans were repaid later in January 2000. In
2000, the Company received additional non-interest bearing demand loans of $48,513 which were repaid during the year.

5.     LOANS  PAYABLE

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

b) In contemplation of closing the reverse acquisition with Merlin PrivateCo., the Company previously advanced $1,275,000 to Merlin Private Co. out of the proceeds of a $1,275,000 private placement received in December 1999 ($675,000) and January 2000 ($600,000). The amounts were advanced on an unsecured, non-interest bearing basis with no specific terms of repayment. The private placement resulted in the issuance of 850,000 units of the Company at $1.50 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock until February 11, 2002 at $2 per share.

     On consolidation, the intercompany loan was settled and reclassified as additional paid-in capital.

6.     STOCK  OPTIONS

On May 1, 2000, the Company's Board of Directors approved the Company's 2000 Stock Option Plan. The Plan provides for the granting of up to 3,000,000 stock options to key employees and consultants, of common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999


6.     STOCK  OPTIONS  -  CONTINUED

Details of options granted and cancelled during the year ended December 31, 2000 are as follows:




                                                                                    Weighted         Weighted
                                                                                     Average          Average
                                                              Number             Exercise Price    Fair Value
                                                   ----------------------------  ---------------  -----------
Merlin PrivateCo.
  Options granted during 1999
  and balance, December 31, 1999. . . . . . . . .                      781,000   $          1.00  $      0.08
  Options exchanged (Note 2). . . . . . . . . . .                     (781,000)             1.00

Merlin Software Technologies International, Inc.
  Options granted . . . . . . . . . . . . . . . .                    1,012,000   $          1.08  $      2.26
  Options cancelled . . . . . . . . . . . . . . .                     (201,000)  $          1.00
                                                   ----------------------------  ---------------
  Options outstanding at
   December 31, 2000. . . . . . . . . . . . . . .                      811,000   $          1.09
                                                   =============================================
  Options exercisable at
   December 31, 2000. . . . . . . . . . . . . . .                      458,000
                                                   ============================
  Options exercisable at
   December 31, 1999. . . . . . . . . . . . . . .                      387,800
                                                   ============================

Compensation expense of $1,153,668 during the year ended December 31, 2000 (1999
- $12,022) was recorded for options granted during the year including an amount representing the difference in value of options exchanged for options in Merlin Private Co. Compensation expense for the periods ended December 31, 2000 and 1999, was allocated as follows:


                                                                    Period  from
                                                                 June  25,  1999
                                          YEAR  ENDED        (incorporation)  to
                                          DECEMBER  31              December  31
Expense                                       2000                          1999
-------                                       ----                          ----

General  and  administration             $     524,015                 $  12,022
Promotion  and  advertising                    358,855                         -
Research  and  development                     270,798                         -
                                               -------                    ------
                                        $    1,153,668                 $  12,022
                                        ========================================

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999

6.     STOCK  OPTIONS  -  CONTINUED

Stock  options  outstanding  at  December  31,  2000  were  as  follows





                                   Outstanding

                                 Weighted                                Exercisable
                                  Average      Weighted                                    Weighted
Range of                       Remaining Life   Average                                     Average
Exercise Prices      Number       (months)   Exercise Price           Number         Exercise Price
---------------------------------------------------------------------------------------------------

0.37 . . . .           12,000         119      $     0.37                 -          $     -
0.99 - $1.30          695,000          78      $     1.01           440,000          $  1.00
1.65 - $1.80          104,000         117      $     1.74            18,000          $  1.75
               ---------------                                 --------------
                      811,000                                       458,000


Subsequent  to  December  31,  2000:

- 358,000 stock options were granted to employees with an exercise price of $0.35 per option expiring in ten years, with 90,000 vesting immediately and the balance vesting in January 2002 and March 2002

- 173,000 stock options with an exercise price of $1.00 per option expired upon termination of the optionees' services to the Company.

On March 1, 2001, the Board of Directors approved a repricing of 562,000 stock options to reduce the exercise price to $0.35 per option. The terms of the options and the vesting periods were unchanged. The trading value of the Company's common stock on the date of repricing was $0.4688 per share. Repricing of the options is expected to result in additional compensation expense in 2001 for the incremental increase in value due to the repricing. As well, variable accounting will apply pursuant to FASB Interpretation No. 44.

Pro-forma information concerning Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for all of its stock options under the fair value method of SFAS No. 123. Net Loss and Loss per Share on a pro-forma basis would be approximately $3,550,000 and $0.32 for the year ended December 31, 2000. Net loss and Loss per Share on a pro-forma basis for the period from June 25, 1999 (incorporation) to December
31, 1999 would be approximately $659,000 and $0.09. The fair value of stock options granted during 2000 was estimated at the date of grant with the following weighted average assumptions: no dividends, risk-free interest rate of 6.2%, volatility factor of the expected market price of the Company's common stock of 184% and an expected life of the options of 24 months.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999

7.     CONVERTIBLE  NOTES  PAYABLE

On August 18, 2000, the Company entered into an agreement to issue $2.1 million of Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

The Company issued $1.1 million of convertible notes on August 24, 2000 with the remaining $1.0 million balance to be issued within seven days of a related registration statement being declared effective by the SEC. The notes are immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. As a result, a beneficial conversion feature of $53,000 (based on 95% of the two lowest intra-day trading prices of the common stock of $1.64) related to the issuance of $1.1 million of convertible notes payable was recorded as interest expense on the date of issuance. The beneficial conversion feature associated with additional convertible notes payable not yet issued will be recorded and measured on the date additional notes payable are issued. At December 31, 2000, none of the convertible notes payable have been converted.

The $1.1 million of convertible notes payable also contain 770,000 detachable warrants exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 to expiry on August 18, 2007 at a price of $1.75 per share. An additional 750,000 detachable warrants with the same terms will be issued in connection with the unissued balance of the convertible notes payable. The value of the 770,000 warrants based on a Black-Scholes option pricing model was $1,047,000 using the following assumptions:

-     No  dividends;
-     Risk-free  interest  of  6.2%
-     Volatility  of expected market price of the Company's common stock of 182%
-     Expected  life  of  the  warrants  of  36  months

The discount was recorded as additional paid-in capital during the period and is being amortized as interest expense using the effective interest rate method over the term of the convertible notes payable. $21,239 was amortized during the year ended December 31, 2000.

The convertible notes contain provisions to adjust the conversion price for, among other matters, changes in the capital structure and situations where the Company issues common stock at a price of less than $1.60 per share. Among other matters, damages are payable to the noteholders at the rate of 2% per thirty day period following January 24, 2001 as a result of the Company's registration statement not being declared effective by the SEC within 150 days of issuance of the notes.

By virtue of the sale of 500,000 shares of the Company's common stock at a price of $0.50 per share (Note 11), certain adjustment provisions to the convertible note agreements have been triggered. The possible effect of the adjustment provisions would be to require a reduction in the fixed element of the conversion price of the notes payable from $1.60 to $0.50 per share and reduce the exercise price of the warrants from $1.75 to $0.50. All other terms of the convertible notes and warrants would remain unchanged. Pursuant to discussions with the noteholders, management does not feel this adjustment clause will be triggered.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999


7.     CONVERTIBLE  NOTES  PAYABLE  -  CONTINUED

The Company incurred direct costs in connection with the convertible notes payable of $67,041 which is being amortized to the Statement of Operations over the term of the notes payable. To December 31, 2000, $7,915 has been amortized leaving a net book value of the deferred asset of $59,126.


8.     SHARE  PURCHASE  WARRANTS

     Details of share purchase warrants outstanding at December 31, 2000 were as follows:




                                                                            Exercisable on
                                                 Exercise                      December 31
                                  Number          Price         Expiry                2000
------------------------------------------------------------------------------------------
Issued:
On private placement (*)          200,000         $1.75       March 2001           200,000
On private placement (Note 5)     850,000         $2.00      February 2002         850,000
On share exchange (Note 2)         86,665         $2.00       March 2002            86,665
On convertible notes (Note 7)     770,000         $1.75       August 2007                -
                               --------------                                      -------
                                 1,906,665                                       1,136,665

(*)     In  September  2000,  the  Company completed a private placement of 100,000 units  at  a  price  of  $1.60  per unit for total proceeds of $160,000.  Each unit comprised  of one share of the Company's common stock plus two warrants exercisable at  $1.75  each  until  expiry  in  March  2001.

9.     COMMITMENTS  AND  STOCK  COMPENSATION

a) On June 28, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

i) payment of $100,000 and 300,000 shares of the Company's common stock in 2000;
ii)     payment  of  $230,000  in  2001;
iii) payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and
iv) right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of approximately $400,000, including $70,000 being the value attributable to the common stock using the trading price of the common stock at the year end date, is being recognized on a straight-line basis over the term of the contract. The cost associated with the stock component of the contract will ultimately be determined on the date the stock is issued since negotiations over consideration with the consultant continued in the months subsequent to the performance date. During the

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999


9.     COMMITMENTS  AND  STOCK  COMPENSATION  -  CONTINUED

year ended December 31, 2000, the Company recorded an expense of $100,000. 300,000 shares of common stock issuable under the terms of the contract ((i) above) were issued in January 2001, when the trading price was $0.7344.

b) On April 11, 2000 the Company entered into an agreement with a consultant whereby the Company would issue 80,000 shares of common stock in exchange for corporate finance services. The shares were issued in January 2001, at a value of $0.7344 per share. The cost of services based upon the trading price of the underlying common stock on the year end date of approximately $20,000 was recognized in the Statement of Operations for the year ended December 31, 2000 since the consultant no longer provides services to the Company. The ultimate cost associated with the stock to be issued is determined on the date of issuance of the stock since negotiations over consideration with the consultant continued in the months subsequent to the performance date.

c) Pursuant to an agreement dated October 7, 2000, a further 83,571 shares of common stock were issued in January 2001 at a value of $0.7344 per share to a consultant as consideration for employee recruitment services performed in 2000. The cost of services of approximately $30,000 has been accrued in these financial statements based upon the trading price of the underlying common stock on the year-end date.

d) On October 1, 2000, the Company entered into a lease agreement for its new premises in Burnaby, British Columbia for a term expiring in August 2002. Minimum annual lease payments under the premises lease are as follows:

2001     -     $   35,000
2002     -     $   23,000

     Rent  expense  for  the  year  ended  December 31, 2000 was $27,175 (1999 -
$6,018)

e) In March 2000, the Company entered into management agreements with its three founders. In July 2000, one of the founders resigned and another resigned in January 2001. No compensation was payable on termination. Amongst other matters, terms of the remaining founder agreement require that the Company pay the founder a total of $240,000 plus 700,000 shares of common stock in the event of a change of control of the Company. The Company also entered into an agreement with an officer for services in April 2000 which provides for, among other matters, a payment of approximately $46,000 and 100,000 shares of common stock should a change of control occur.

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999

10.     INCOME  TAXES

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

                                                  2000                      1999

Tax  loss  carryforwards                     $  1,230,000          $    280,000
Property  and  equipment                           22,000                     -
Deferred  financing  charges  and  interest        17,500                     -
Valuation  allowance                           (1,234,500)             (280,000)
                                             -----------------------------------
                                             $          -          $           -
                                             ===================================

The provision for income taxes differs from the amount estimated using the federal statutory income tax rate as follows:

                                                                    Period  from
                                                                 June  25,  1999
                                             YEAR  ENDED     (incorporation)  to
                                            DECEMBER  31            December  31
                                                2000                        1999

Provision  (benefit)  at  federal
  statutory  rate                         $    (1,177,000)     $       (210,000)
Effect  of  taxation  in  Canada                 (335,000)              (70,000)
Stock option compensation and
  other permanent differences                     557,500                     -
Increase  in  valuation  allowance                954,500                280,000
                                          --------------------------------------
                                          $             -      $              -
                                          ======================================

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At December 31, 2000, the Company had estimated losses carried forward of approximately $2.8 million available to reduce future taxable income. These losses will expire as follows:

2005     -     $     560,000
2006     -     $   1,820,000
2019     -     $      60,000
2020     -     $     360,000

                                MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER  31,  2000  AND  1999


11.     SUBSEQUENT  EVENTS

Subsequent events not disclosed elsewhere in these financial statements are as follows:

a) The Company issued a further 500,000 shares of common stock to a company in exchange for a non-interest bearing promissory note in the amount of $250,000. The note is repayable on March 5, 2002 and may be paid in cash or in exchange for services provided to assist the Company in developing an investor relations program

b) The Company obtained a demand operating loan from the Royal Bank of Canada totaling CDN $150,000 (approximately $100,000) bearing interest at Prime plus 2% per annum and repayable before March 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 20, 2000, we engaged BDO Dunwoody LLP, Chartered Accountants, to audit our financial statements for the fiscal years ended December 31, 1999 and 1998. During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Barry Friedman P.C., CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. Mr. Friedman provided us with a letter, dated April 4, 2000, confirming that he agreed with our disclosure on Form 8-K in connection with the change of accountants. The decision to change accountants was based on the appointment of new directors to our board of directors.

     We did not consult BDO Dunwoody LLP, Chartered Accountants, regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors  and  Executive  Officers  of  Merlin

     All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:




                                                                                                              DATE FIRST
NAME                                     POSITION HELD WITH THE COMPANY            AGE              ELECTED OR APPOINTED
---------------------------------------  ------------------------------  -----------------------    --------------------

                                                                                                     Director, President
                                                                                                     and Chief Executive
Robert Heller . . . . . . . . . . . . .  Director, President and Chief                                     Officer since
                                         Executive Officer                           45                 January 19, 2000


                                                                                                   Director since May 22
                                                                                                2000 and Chief Financial
Trevor McConnell. . . . . . . . . . . .  Director, Chief Financial Officer                         Officer and Treasurer
                                         and Treasurer                               36               since May 10, 2000


                                                                                                  Director since October
Webb Green. . . . . . . . . . . . . . .  Director                                    58                         4,  2000


                                                                                                  Director since October
Hank Barber . . . . . . . . . . . . . .  Director                                    57                         25, 2000


                                                                                                    Vice President since
Kevin O'Reilly. . . . . . . . . . . . .  Vice President of Marketing                 34                  January 4, 2001


                                                                                                    Vice President since
James Baglot. . . . . . . . . . . . . .  Vice President of Sales                     44                  January 4, 2001
=======================================  ==============================  =======================    ====================

Business  Experience

     The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert  Heller,  Director,  President  and  Chief  Executive  Officer

     Robert Heller has been involved in the computer and software industries since 1978 and in the Internet business since 1990. He has owned his own software consulting business for over 17 years, providing design development and management to key corporate accounts throughout Canada and the United States. He is also the President of B.O.S.S. Systems Inc., a software development and consulting firm, having served in that capacity since 1986. He was the President of Express Lane Communications Corporation, an Internet service provider, for two years from 1995 until 1997. For the six years prior to 1986, Mr. Heller held various managerial positions at Radio Shack, Canada, and Tandy Corporation, U.K. where he spent six years.

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

Trevor  McConnell,  Director,  Chief  Financial  Officer  and  Treasurer

     Trevor McConnell is a member of the Certified General Accountants Association of British Columbia. He was been involved in accounting and financial management since 1982. From April 1992 to September 1996, he was the Vice President of Finance for Glas-Aire Industries Ltd., a public company involved in the manufacture of automotive accessories, whose common shares trade on the Nasdaq SmallCap Market. From September 1996 to September 1999, he was the Director of Finance and Administration for Seacor Environmental Inc., the Canadian subsidiary of Secor Inc., an environmental engineering company.

     From March 1988 to April 1992, he was employed with a firm of Chartered Accountants, as an accountant and performed a wide range of services for public, private and non-profit organizations. From October 1999 to April 2000, he was an independent consultant to a legal practice specializing in real estate transactions and has provided consulting services to various businesses on Canadian commodity tax matters.

Webb  Green,  Director

     Webb Green has been involved in providing market research services for over twenty years. Since 1986, Mr. Green has been the CEO of TRD Frameworks who provided market research services for a number of regional and national clients like Airborne Express, Alaska Airlines, DuPont, Microsoft Corporation among others. Mr. Green obtained his Masters of Business Administration from California State University. Since then he has taken some post-graduate courses at Harvard University, University of California at Berkeley and the University of Washington.

Hank  Barber,  Director

     Hank Barber is the founder and President of Hank Inc., a consulting firm that specializes in brand audits and strategic growth planning for developing brands and companies. Hank Inc. was founded in 1997. Prior to that from 1983 to 1997, Mr. Barber was the Managing Director of the Seattle office of McCann, a multinational advertising agency.

     Mr. Barber is a graduate of the University of Washington in Journalism where he served as an extension program advisor and instructor for three years. He also completed the University of Chicago Graduate School executive program and has served as Chairman of the Washington State Council of the American Association of Advertising Agencies.

Kevin  O'Reilly,  Vice  President  of  Marketing

     Kevin O'Reilly has been involved in marketing or market analysis for the last seven years. Since August, 2000, he was the Vice President of Market
Development for Ezula Inc., where he was a member of an executive team responsible for revenue generation and technology distribution. From January, 2000 to August, 2000, he was the Senior Director of Strategic Development for 1stUp.com Corporation responsible for developing revenue streams for new advertising technology. From July, 1999 to January, 2000, he was the Director of Business Development for Evesta.com and was responsible for development of distribution channels for free and filtered internet access. From January, 1999 to June, 1999, Mr. O'Reilly was an Executive Analyst with George S May International Company, a management consulting firm, during which time he performed business analysis of small and medium sized companies. From January, 1998 to November, 1998, he was a Sales Executive with Silicon Graphics, Inc. and was responsible for sales of software to internet service providers and web hosting companies. From January, 1997 to January, 1998, he was the Director of Marketing for Lantech, Inc. and developed an internet strategy for companies using local and wide area computer networks. From November, 1993 to January, 1997, he was the Director of Market Analysis at Intelligent Electronics and was responsible for developing business plans and market analyses for various companies.

     Mr. O'Reilly obtained a Master's Degree in Cognitive Science from the University of Essex and a Bachelor's Degree in Psychology from the University of Warwick.

James  Baglot,  Vice  President  of  Sales

     James Baglot has been involved in sales and marketing in the computer and software industries for over ten years. Mr. Baglot is a founder of Rocket Builders, a company which provides management consulting services. Rocket Builders was founded in November, 1999. He has been providing management consulting services, primarily focusing on sales and marketing, to various companies from November, 1999 to the present. From April, 1999 to December, 1999, he was the Director of Sales for Onvia.com, Inc. and from January, 1998 to February, 1999, he was the Director of Sales and Marketing for Multiactive Technologies Inc. In both of these positions he was responsible for all aspects of the sales, marketing and management of these companies products and services. From April, 1997 to December 1997, he was the General Manger (British Columbia region) for Gandalf Canada Ltd., a company which provides hardware, consulting and associated computer network services. At Gandalf, Mr. Baglot was responsible for the sales and operations in British Columbia of Gandalf. From January, 1994 to February, 1997, Mr. Baglot was the Multivendor Customer Service Sales Manager for British Columbia responsible for sales of Digital's computer equipment and services in British Columbia. Mr. Baglot has taken numerous industry courses related to technology and computers during the last 18 years.

Committees  of  the  Board

     We  do  not  have  an  audit  or  compensation  committee  at  this  time.

Family  Relationships

     There are no family relationships between any director or executive officer.

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

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

Section  16(a)  Beneficial  Ownership  Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

     To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:



                      NUMBER OF    NUMBER OF TRANSACTIONS NOT   FAILURE TO FILE
NAME                LATE REPORTS   REPORTED ON A TIMELY BASIS   REQUESTED FORMS
------------------  -------------  ---------------------------  ---------------
Webb Green              1(1)                  1(1)                    Nil
------------------  -------------  ---------------------------  ---------------
Hank Barber             1(1)                  1(1)                    Nil
                    -------------  ---------------------------  ---------------
Trevor McConnell       2(1)(2)               2(1)(2)                  Nil
                    -------------  ---------------------------  ---------------
Robert Heller           1(2)                  3(2)                    Nil
                    -------------  ---------------------------  ---------------
Shelley Montgomery      1(2)                  3(2)                    Nil
------------------  -------------  ---------------------------  ---------------

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.
(2)     The  named  officer,  director  or  greater  than  10%  shareholder,  as

ITEM  10.          EXECUTIVE  COMPENSATION.

     The following table summarizes the compensation of our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.





                                                                                            LONG TERM              PAY-
                                               ANNUAL COMPENSATION                        COMPENSATION(1)          OUTS

                                                                                     SECURITIES
                                                                            OTHER       UNDER       RESTRICTED
                                                                            ANNUAL     OPTIONS/      SHARES OR     LTIP
NAME AND PRINCIPAL                                                          COMPEN-     SAR'S       RESTRICTED     PAY-
POSITION                         YEAR              SALARY         BONUS     SATION(2)  GRANTED      SHARE UNITS    OUTS
------------------------  -------------------  ---------------  ----------  ---------  -------      -----------  ------

Robert Heller (1). . . .        2000             $120,000          Nil        Nil      150,000           Nil       Nil
President & C.E.O

Martin Holt (2)
Prior President. . . . .        2000                  Nil          Nil        Nil        Nil             Nil      Nil

Eugene F. Koppenhaver(3)        2000                  Nil          Nil        Nil        Nil             Nil       Nil
Prior President. . . . .        1999                  Nil          Nil        Nil        Nil             Nil       Nil

Andrew W. Berney . . . .        1999                  Nil          Nil        Nil        Nil             Nil       Nil
Prior President. . . . .        1998                  Nil          Nil        Nil        Nil             Nil       Nil

Gary Heller(4)
Former Secretary and
Chief Information. . . .        2000             $ 68,076          Nil        Nil      150,000           Nil       Nil

Shelley Montgomery(5)
Former Treasury and VP
Sales. . . . . . . . . .        2000             $ 96,000          Nil        Nil      150,000           Nil       Nil



(1)     On  January  19,  2000,  Robert Heller replaced Martin Holt as the President and Chief Executive Officer of Merlin.  We
entered  into  an  agreement with Robert Heller in connection with his positions as President and Chief Executive Officer.  Mr.
Heller's  annual  salary  is  $120,000,  together  with any annual bonuses as may be determined by our board of directors.  Mr.
Heller's  agreement  was  effective  January 19, 2000 and continues until terminated in accordance with its provisions.  We are entitled  to terminate Mr. Heller's agreement at any time for cause and without cause on three months written notice (or twelve months salary in lieu of such written notice).  Mr. Heller also received stock options to purchase 150,000 shares of our common stock  which  are  exercisable  at  $1.00  per  share.

(2)     On January 12, 2000, Martin Holt replaced Eugene Koppenhaver as the President of Merlin.  Captain Consulting Corp., the
principal  of  which  is  Martin  Holt,  received  a  consulting  fee  of  $40,000  from  us  for  consulting  services.

(3)     On  August  12,  1999,  Eugene  Koppenhaver  replaced  Andrew  Berney  as  the  President  of  Merlin.

(4)     On  January  19,  2000, Gary Heller was appointed as our Chief Information Officer and Secretary.  Gary Heller's annual salary  was  $120,000  and  was  granted  stock options to purchase 150,000 shares of our common stock exercisable at $1.00 per share.  Gary  Heller  resigned  on  July  7,  2000  at which time 75,000 options had vested and 75,000 unvested options expired immediately.

(5)     On January  19,  2000,  Shelley  Montgomery  was appointed as our Treasurer and Vice-President Sales.  Ms. Montgomery's
annual salary was $96,000 and was granted stock options to purchase 150,000 shares of our common stock at $1.00 per share.  Ms.
Montgomery  resigned  on  January  18,  2001,  at  which  time  100,000  options had vested and 50,000 unvested options expired immediately.

Employment/Consulting  Agreements

     On March 8, 2000, we entered into an agreement with Robert Heller in connection with his positions as President and Chief Executive Officer. Mr. Heller's annual salary is $120,000, together with any annual bonuses as may be determined by our board of directors. Mr. Heller's agreement was effective January 19, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Mr. Heller's agreement at any time for cause and without cause on three months written notice (or twelve months salary in lieu of such written notice). Pursuant to the terms of the agreement, Mr. Heller is entitled to a severance payment of $240,000 or two years salary, whichever is greater, plus 700,000 shares of common stock should there be a change of control of Merlin.

     On May 1, 2000, we entered into an agreement with Trevor McConnell in connection with his position as Chief Financial Officer and Treasurer. Mr. McConnell's annual salary is CDN$66,000 (approximately $44,000) together with any annual bonuses as may be determined by our board of directors. Mr.
McConnell's agreement was effective April 24, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Mr. McConnell's agreement at any time for cause and without cause on three months written notice (or twelve months salary in lieu of such written notice). Pursuant to the terms of the agreement, Mr. McConnell is entitled to a severance payment of CDN$69,000 (approximately $46,000) or twelve months salary, which ever is greater, plus 100,000 shares of our common stock should there be a change of control of Merlin. We also granted to Mr. McConnell options to acquire 48,000 shares of our common stock at $1.00 per share. Those options vest as to 2,000 options per month commencing on April 24, 2000.

     On October 5, 2000, we entered into a consulting agreement with Webb Green whereby Webb Green will provide market research services. Webb Green is one of our directors. The consulting agreement is for a one year term and we granted to Webb Green options to acquire 36,000 shares of our common stock at $1.75 per share. Those options vest as to 3,000 options per month commencing on October 5, 2000. We may terminate the consulting agreement on 30 days written notice.

     On October 25, 2000, we entered into a consulting agreement with Hank Barber whereby Hank Barber will provide strategic management and marketing services. Hank Barber is one of our directors. The consulting agreement is for a one year term and we granted to Hank Barber options to acquire 36,000 shares of our common stock at $1.75 per share. Those options vest as to 3,000 options per month commencing on October 25, 2000. We may terminate the consulting agreement on 30 days written notice.

     On January 4, 2001, we entered into an agreement with Kevin O'Reilly in connection with his position as Vice President of Marketing. Mr. O'Reilly's annual salary is $120,000, together with a performance bonus related to the level of sales of our products. Mr. O'Reilly's agreement was effective January 4, 2001 and continues until terminated in accordance with its provisions. We are entitled to terminate Mr. O'Reilly's agreement at any time for cause and without cause if we pay Mr. O'Reilly a severance payment of $30,000. We also granted to Mr. O'Reilly options to acquire 120,000 shares of our common stock at $0.21 per share (as to 20,000 options) and $0.35 (as to 100,000 options). Those options vest as to 20,000 options on January 4, 2001 and as to 100,000 options on January 4, 2002.

     On January 4, 2001, we entered into an agreement with Jim Baglot in connection with his position as Vice President of Sales. Mr. Baglot's annual salary is $90,000, together with a signing bonus of CDN$5,000 (approximately $3300) and a performance bonus related to the level of sales of our products. Mr. Baglot's agreement was effective January 4, 2001 and continues until terminated in accordance with its provisions. We are entitled to terminate Mr. Baglot's agreement at any time for cause and without cause if we pay Mr. Baglot a severance payment of $22,500. We also granted to Mr. Baglot options to acquire 100,000 shares of our common stock at $0.35 per share. Those options vest as to 20,000 options on January 4, 2001 and as to 80,000 options on January 4, 2002.

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock  Option  Plan

     On May 1, 2000, our board of directors approved a Stock Option Plan referred to as the "2000 Stock Option Plan".

     We established the 2000 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and to help them realize a direct proprietary interest in us. The 2000 Plan provides for the grant of up to 3,000,000 non-qualified or incentive stock options. Under the 2000 Stock Option Plan, officers, directors, consultants and employees are eligible to participate. The exercise price of any incentive stock option granted under the 2000 Stock Option Plan may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of options granted to an individual whose holdings exceeding 10% of voting power must be at 110% of the fair market value on the date of grant. The aggregate fair market value (determined as of the grant date) of the shares of common stock for which incentive stock options may first become exercisable by an optionee during any calendar year, together with shares subject to incentive stock options first exercisable by the optionee under any of our other plans, cannot exceed $100,000. Shares subject to options under the 2000 Stock Option Plan may be purchased for cash. Unless otherwise provided by the board, an option granted under the 2000 Stock Option Plan is exercisable for a term of ten years (or for a shorter period up to ten years). An option granted to an individual whose holdings exceed 10% of the voting power is exercisable for a term of 5 years. The 2000 Stock Option Plan is administered by the board of directors, which has discretion to determine optionees, the number of shares to be covered by each option, the vesting and exercise schedule, and any other terms of the options. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The 2000 Stock Option Plan may be amended, suspended or terminated by our board of directors, but no action may impair rights under a previously granted option. Options under the 2000 Stock Option Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by us, or in certain cases, within a specified period after employment ends. As of December 31, 2000, stock options to acquire an aggregate of 1,012,000 shares of common stock were granted under the 2000 Plan, 201,000 of which had expired on or before December 31, 2000.

     There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 1999 to Merlin's (the inactive public company) executive officers and directors, prior to the acquisition of Merlin Software Technologies Inc. Prior to the share exchange, Merlin Software Technologies Inc. granted an aggregate of 781,000 stock options to its employees, consultants, officers and directors. On January 14, 2000, we entered into a letter agreement with Merlin Software Technologies Inc. whereby we agreed to grant an equal number of stock options in exchange for these existing stock options. The options were actually exchanged on April 26, 2000. The grants of stock options are described below.





                         NUMBER OF SHARES                                       MARKET
                         OF COMMON STOCK       % OF TOTAL        EXERCISE        PRICE
                       UNDERLYING OPTIONS   OPTIONS GRANTED    OR BASE PRICE    ON DATE   EXPIRATION
NAME                         GRANTED        TO EMPLOYEES (1)     ($/SHARE)     OF GRANT      DATE
---------------------  -------------------  ----------------  ---------------  ---------  -----------

Robert Heller(3). . .           150,000(2)             14.8%  $          1.00  $    2.50  May 1, 2005
                       -------------------  ----------------  ---------------  ---------  -----------
Shelley Montgomery(4)           150,000(2)             14.8%  $          1.00  $    2.50  May 1, 2005
                       -------------------  ----------------  ---------------  ---------  -----------
Gary Heller(5). . . .        150,000(2)(4)             14.8%  $          1.00  $    2.50  May 1, 2005
---------------------  -------------------  ----------------  ---------------  ---------  -----------

(1)     The  total  number  of  options to purchase common shares granted to employees/consultants to
December  31,  2000  is  1,012,000.

(2)     The options were granted as part of the share exchange with Merlin Software Technologies Inc.
when  we granted options in exchange for all outstanding options in Merlin Software Technologies Inc.
We  granted  these  options  on  the  same  terms  and  conditions as were granted by Merlin Software
Technologies  Inc.

(3)     Robert  Heller was granted stock options to purchase 150,000 shares of our common stock which are  exercisable  at  $1.00  per  share.  Options  to purchase 75,000 shares vested on March 8, 2000, options  to  purchase 50,000 shares vested on March 8, 2001 and options to 25,000 shares will vest on the  relocation  of  our  head  office  (which  relocation  is  no  longer  being  contemplated).

(4)     Shelley  Montgomery resigned as of January 18, 2001, at which time 100,000 options had vested and  50,000  unvested options immediately expired.  Options to purchase 75,000 shares vested on March
8,  2000,  options  to  purchase  25,000 shares vested on May 15, 2000 and options to purchase 50,000 shares  would  have  vested on March 31, 2001.  All vested options will expire three months after Ms.
Montgomery  resigned.


(5)     Gary  Heller  resigned  as  a director and officer of Merlin and our subsidiary as of July 7,
2000,  at  which  time  75,000  options  had  vested and 75,000 unvested options expired immediately.
Options  to  purchase  75,000 shares vested on March 8, 2000, options to purchase 50,000 shares would have  vested  on  March  8,  2001  and  options  to  purchase  25,000 shares would have vested on the relocation  of  our head office (which relocation is no longer being contemplated).  He has indicated
an interest to exercise all of the vested options but has yet to provide us with the necessary option exercise form.

                     VALUE OF THE OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2000

                                                             NUMBER OF SHARES
                                                             OF COMMON STOCK                  VALUE OF
                                                                UNDERLYING                  UNEXERCISED
                                                          UNEXERCISED OPTIONS               IN-THE-MONEY
                              SHARES             VALUE      AT DECEMBER 31, 2000             OPTIONS AT
                           ACQUIRED ON         REALIZED         EXERCISABLE/       DECEMBER 31, 2000 EXERCISABLE/
NAME                       EXERCISE (#)           ($)          UNEXERCISABLE              UNEXERCISABLE(1)
---------------------  --------------------  -------------  --------------------  --------------------------------

Robert Heller(2). . .  nil                   nil                 75,000 / 75,000  $                         0 / $0
                       --------------------  -------------  --------------------  --------------------------------
Shelley Montgomery(3)  nil                   nil                100,000 / 50,000  $                         0 / $0
                       --------------------  -------------  --------------------  --------------------------------
Gary Heller(4). . . .  nil                   nil                      75,000 / 0  $                         0 / $0
---------------------  --------------------  -------------  --------------------  --------------------------------

(1)     The closing bid price on December 29, 2000 (the last trading day for the year ended December 31, 2000) was
$0.23  and  accordingly  the  unexercised  options  as  at  December  31,  2000  had  Nil  value.

(2)     Robert  Heller  was  granted  stock  options  to  purchase  150,000  shares  of our common stock which are exercisable  at  $1.00  per share.  Options to purchase 75,000 shares vested on March 8, 2000, options to purchase
50,000  shares vested on March 8, 2001 and options to 25,000 shares will vest on the relocation of our head office
(which  relocation  is  no  longer  being  contemplated  by  the  Company).

(3)     Shelley  Montgomery  resigned  as of January 18, 2001, at which time 100,000 options had vested and 50,000 unvested  options  immediately  expired.  Options  to  purchase  75,000 shares vested on March 8, 2000, options to purchase 25,000 shares vested on May 15, 2000 and options to purchase 50,000 shares would have vested on March 31,
2001.  All  vested  options  will  expire  three  months  after  Ms.  Montgomery  resigned.

(4)     Gary  Heller  resigned  as  of July 7, 2000, at which time 75,000 options had vested.  Options to purchase
75,000  shares  vested  on March 8, 2000, options to purchase 50,000 shares would have vested on March 8, 2001 and options  to  purchase  25,000  shares  would  have vested on relocation of our head office (which relocation is no longer  being  contemplated).  He  has  indicated an interest to exercise all of the vested options but has yet to provide us with the necessary option exercise form.

Directors  Compensation

     Merlin reimburses its directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2000.

     We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Merlin other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM  11.          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
                   MANAGEMENT.

Principal  Stockholders

     The following table sets forth, as of March 1, 2001, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.




                                                 AMOUNT AND NATURE OF      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP(1) (11)  OF CLASS(1)
-------------------------------------------  ----------------------------  -----------

Gary Heller
1409 North Cove Blvd.
Longwood, Florida  32750. . . . . . . . . .  2,575,000 common shares(2)          19.7%
                                             ----------------------------  -----------
Robert Heller
1912 Ironwood Court
Port Moody, BC  V3H 4C3 . . . . . . . . . .  2,475,000 common shares(3)          19.0%
                                             ----------------------------  -----------
Shelley Montgomery
1302 - 9708 East Via Linda
Scottsdale, Arizona  85258. . . . . . . . .  1,140,000 common shares(4)           8.7%
                                             ----------------------------  -----------
Trevor McConnell
4636 - 220th Street
Langley, BC  V3A 8J3. . . . . . . . . . . .  26,000 common shares(5)              0.2%
                                             ----------------------------  -----------
Webb Green
5932 California Avenue S.W.
Seattle, WA  98163. . . . . . . . . . . . .  24,000 common shares(6)              0.2%
                                             ----------------------------  -----------
Hank Barber
9202 27th Avenue N.W.
Seatlle, WA 98117 . . . . . . . . . . . . .  41,000 common shares(7)              0.3%
                                             ----------------------------  -----------
Kevin O'Reilly
1212 - 10th Avenue, Suite 101
San Francisco, CA 94122 . . . . . . . . . .  20,000 common shares (8)             0.2%
                                             ----------------------------  -----------
James Baglot
1514 - 10th Avenue
New Westminster, BC . . . . . . . . . . . .  20,000 common shares (9)             0.2%
                                             ----------------------------  -----------
Directors and Executive Officers as a Group  2,606,000 common shares(10)         20.0%
===========================================  ============================  ===========

(1)     Based  on 12,986,928 shares of common stock issued and outstanding as of March
1,  2001.  Except as otherwise indicated, we believe that the beneficial owners of the common  stock  listed  above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws  where  applicable.  Beneficial  ownership  is  determined in accordance with the rules  of  the  SEC  and generally includes voting or investment power with respect to securities.  Shares  of  common  stock  subject  to  options  or  warrants  currently exercisable,  or  exercisable  within  60 days, are deemed outstanding for purposes of computing  the percentage ownership of the person holding such option or warrants, but are  not  deemed outstanding for purposes of computing the percentage ownership of any other  person.


(2)     Includes  75,000  options  exercisable  within  sixty  days.

(3)     Includes  125,000  options  exercisable  within  sixty  days.

(4)     Includes  100,000  options  exercisable  within  sixty  days.

(5)     Includes  26,000  options  exercisable  within  sixty  days.

(6)     Webb  Green  was  appointed  to  our  Board  of  Directors on October 4, 2000.
Includes  24,000  options  exercisable  within  sixty  days.

(7)     Hank  Barber  was  appointed  to  our  Board of Directors on October 25, 2000.
Includes  21,000  options  exercisable  within  sixty  days.

(8)     Kevin  O'Reilly  was  appointed  as  an  officer on January 4, 2001.  Includes
20,000  options  exercisable  within  sixty  days.

(9)     James  Baglot was appointed as an officer on January 4, 2001.  Includes 20,000 options  exercisable  within  sixty  days.

(10)     Includes  236,000  options  exercisable  within  sixty  days.

(11)     Two  holders of the convertible notes, Narragansett Offshore, Ltd. and Pequot
Scout  Fund  L.P.,  may  become  beneficial owners of more than 5% of our common stock depending  on  the  current conversion price upon which the convertible notes could be converted  into  shares  of  our  common  stock.

Changes  in  Control

     The Company is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

     On January 14, 2000, we entered into a letter agreement with Merlin Software Technologies Inc. and its principal shareholders whereby we agreed to acquire all of the issued and outstanding shares, options and warrants of Merlin Software Technologies Inc. in exchange for issuing an equal number of our shares, options and warrants. We agreed to issue these shares, options and warrants on the same terms as had been issued by Merlin Software Technologies Inc. On April 26, 2000, as a result of a share exchange agreement, we issued 7,986,665 shares of our common stock, warrants to purchase up to 86,665 shares of our common stock and options to purchase up to 781,000 shares of our common stock in exchange for all the issued and outstanding shares, warrants and options of Merlin Software Technologies Inc. The stock exchange resulted in Merlin Software Technologies Inc. becoming our wholly owned subsidiary. Prior to the share exchange, we were an inactive shell called Austin Land & Development Inc. The shell corporation did not generate any revenue but did incur administrative expenses. Administrative expenses were $14,210 and $897 for the years ended December 31, 1999 and 1998 respectively. Immediately before the share exchange we had 4,450,025 shares of our common stock outstanding and immediately after the share exchange we had 12,436,690 shares of our common stock outstanding.

     At the time the transaction closed, Robert Heller, Shelley Montgomery and Gary Heller were officers or directors of both Merlin and Merlin Software Technologies Inc. As a result of the share exchange (i) the former shareholders of the subsidiary became 64% shareholders of Merlin and Merlin Software Technologies Inc. became a wholly-owned subsidiary of Merlin; and (ii) Robert Heller, Shelley Montgomery and Gary Heller continued as the officers and directors of both Merlin and the subsidiary.

     On July 13, 1999, Robert Heller entered into a Letter Agreement with the subsidiary whereby he transferred all of his rights to HotWireFax (now Communicado Fax) and certain accounting and management software intended for use by internet service providers to our subsidiary in exchange for 1,600,000 shares of common stock of our subsidiary, which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc.

     In July, 1999, our subsidiary applied for trademark protection for three designs: a penguin wizard design, a penguin roman design and a penguin bogey design, which applications are still pending. In May, 2000, our subsidiary assigned to Merlinesque, a Nevada corporation, the rights in the trademark applications for the penguin bogey design and the penguin roman design in consideration of $10. At the time of this assignment, Robert Heller, Shelley Montgomery and Gary Heller were directors of Merlinesque. We retained the trademark for the penguin wizard design which we use in the promotion of our software programs and our corporate image. We assigned the trademarks to Merlinesque because we saw no value in those trademarks in connection with our business of a software development company, as these trademarks were intended to be used in connection with the manufacture and sale of stuffed toys.

     Pursuant to a license agreement, dated August 8, 2000, we make use of these three graphical designs in the promotion of our product and corporate image. The ownership of the copyrights for these three designs and trademarks of the penguin roman design and penguin bogey design belongs to Merlinesque whose current directors include Robert Heller. We license the three designs for an annual license fee of $1.00 for an indefinite term.

     Pursuant to a license agreement, dated August 8, 2000, our subsidiary granted to Merlinesque the right to use the trademark for the penguin wizard design in relation to Merlinesque's business of the manufacture and sale of children's toys, games, clothing, furniture, books, puzzles, computer games, animation film or videos, television programs and radio programs. The license is for an indefinite term for a fee of $1.00 per year.

     Pursuant to a domain name assignment agreement, dated August 14, 2000, we obtained for no consideration the ownership rights to 13 domain names from Boss Systems Inc., a British Columbia corporation. The directors of Boss Systems Inc. include Robert Heller and Susan Heller . We use several of these domain names in the operation of our business.

     On July 13, 1999, Shelley Montgomery entered into a Letter Agreement with the subsidiary whereby she transferred all her rights to BDI Virage (an internet based business directory software program) to the subsidiary in exchange for 800,000 shares of common stock of the subsidiary which shares were exchanged for 800,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc.

     On July 13, 1999, Gary Heller entered into a Letter Agreement with the subsidiary whereby he transferred all his rights to PerfectBACKUP+ and FleetPro II to the subsidiary in exchange for 1,600,000 shares of common stock of the subsidiary which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc.

     On October 16, 2000, we entered into a consulting agreement with Rocket Builders LP whereby we agreed to pay Rocket Builders CDN$75,000 (approximately $50,000) and issue 75,000 shares of our common stock in return for certain consulting services to be provided by Rocket Builders. On January 22, 2001, we agreed to pay Rocket Builders $61,500 in lieu of issuing the 75,000 shares. One of our new officers, James Baglot, was a partner of Rocket Builders, but ceased that relationship on January 4, 2001.

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

     We filed a current report on Form 8-K on November 2, 2000 announcing the appointment of Webb Green as one of our directors.

Financial  Statements  Filed  as  Part  of  the  Annual  Report:

     The following Financial Statements pertaining to Merlin and its subsidiary are filed as part of this annual report:


NAME                                                                                                           PAGES

Merlin Software Technologies International, Inc. (audited)

Independent Auditors' Report, dated March 2, 2001                                                              F-2

Consolidated Balance Sheets as at December 31, 2000 and 1999                                                   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the period from June 25, 1999 (incorporation) to December 31, 2000                                       F-4

Consolidated Statements of Operations for the year ended December 31, 2000
  and for the period from June 25, 1999 (incorporation) to December 31, 2000                                   F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2000
  and for the period from June 25, 1999 (incorporation) to December 31, 2000                                   F-6

Summary of Significant Accounting Policies                                                                     F-7

Notes to the Consolidated Financial Statements                                                                 F-13

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit

Number    Description

(2)       Plan  of  Acquisition,  Reorganization  etc.

2.1**     Letter  of  Intent  between Merlin, Merlin Software Technologies Inc.,
Robert  Heller,  Gary  Heller  and  Shelley  Montgomery,  dated January 14, 2000

2.2**     Share  Exchange Agreement between Merlin, Merlin Software Technologies
Inc.,  Robert  Heller,  Gary  Heller and Shelley Montgomery, dated April 3, 2000

(3)       Articles  of  Incorporation/Bylaws

3.1*      Articles  of  Incorporation

3.2.*     Bylaws

3.3*     Certificate of Amendment to Articles of Incorporation, dated January 7,
2000

3.4*     Corporate  Charter

(5)      Opinion  (legality)

5.1 Opinion of Clark, Wilson regarding the legality of the securities being registered (To be filed)

(10)     Material  Contracts

10.1**   Management  Agreement  between  Merlin  and Shelley Montgomery, dated
March  6,  2000

10.2**   Management Agreement between Merlin and Robert Heller, dated March 8,
2000

10.3**   Management  Agreement  between Merlin and Trevor McConnell, dated May
1,  2000

10.4**   Consulting Agreement between Merlin and Hank, Inc., dated February 5,
2000

10.5**   Consulting  Agreement between Merlin and Douglas West, dated March 2,
2000

10.6**   Consulting  Agreement  between Merlin and William Heller, dated March
3,  2000

10.7**   Consulting  Agreement  between  Merlin and Negus Communications Inc., dated  March  5,  2000

10.8**   Stock  Option  Agreement  between  Merlin and Haide-Anne James, dated
November  1,  1999

10.9**   Stock  Option  Agreement  between  Merlin and Chang-Cheng Chao, dated
November  1,  1999

10.10** Stock Option Agreement between Merlin and Shelley Montgomery, dated November 1, 1999

10.11** Stock Option Agreement between Merlin and Robert Heller, dated November 1, 1999

10.12** Stock Option Agreement between Merlin and Douglas West, dated November 1, 1999

10.13** Stock Option Agreement between Merlin and Patricia Negus, dated November 1, 1999

10.14**   Stock  Option  Agreement  between  Merlin  and  William Negus, dated
November  1,  1999

10.15**   Stock  Option Agreement between Merlin and Hank Inc., dated November
1,  1999

10.16**   Stock  Option  Agreement  between  Merlin  and Alireza Admadi, dated
November  1,  1999

10.17****  2000  Stock  Option  Plan,  effective  May  1,  2000

10.18****** Note and Warrant Purchase Agreement between Merlin, Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.19******   Registration  Rights  Agreement between Merlin, Narrangansett I,
L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.20******   Security  Agreement  between  Merlin,  Narrangansett  I,  L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.21******    Subsidiary  Security  Agreement  between  Merlin  Software
Technologies  Inc.,  Narrangansett  I,  L.P., Narragansett Offshore Ltd., Pequot
Scout  Fund,  L.P.  and  SDS  Merchant  Fund  L.P.,  dated  August  28,  2000

10.22******    Intellectual  Property  Security  Agreement  between  Merlin,
Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.23******    Subsidiary  Intellectual  Property  Security  Agreement  between
Merlin Software Technologies Inc., Narrangansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.24******    Subsidiary  Guaranty  Agreement  between  Merlin  Software
Technologies  Inc.,  Narrangansett  I,  L.P., Narragansett Offshore Ltd., Pequot
Scout  Fund,  L.P.  and  SDS  Merchant  Fund  L.P.,  dated  August  18,  2000

10.25******    Pledge  Agreement  between  Merlin,  Narrangansett  I,  L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 18, 2000

10.26******    Note  Agreement  between Merlin and Narrangansett I, L.P., dated
August  18,  2000.

10.27******    Note  Agreement  between Merlin and Narrangansett Offshore Ltd., dated  August  18,  2000

10.28******    Note Agreement between Merlin and Pequot Scout Fund, L.P., dated august  18,  2000

10.29******    Note Agreement between Merlin and SDS Merchant Fund, L.P., dated
August  18,  2000

10.30******    Lock-up  letter  between  Robert  Heller, Narrangansett I, L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.31******    Lock-up  letter  between  Shelley  Montgomery,  Narrangansett I,
L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.32******    Lock-up  letter between Trevor McConnell, Narrangansett I, L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 17, 2000

10.33******    Lock-up  letter  between  Brint  Coxe,  Narrangansett  I,  L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated August 28, 2000

10.34******    Escrow  Agreement  between  Merlin,  Narrangansett  I,  L.P.,
Narragansett Offshore Ltd., Pequot Scout Fund, L.P. SDS Merchant Fund L.P. and Kane Kessler P.C., dated August 18, 2000

10.35******    OEM  Agreement  between  Merlin and Caldera Systems, Inc., dated
October  16,  2000

10.36******    Consulting  Agreement  between  Merlin  and E.B. Coxe & Co. LLC, dated  June  28,  2000

10.37******    Consulting Agreement between Merlin and Matt Daen, dated October
3,  2000

10.38******    Trademark  and  Copyright License between Merlinesque and Merlin
Software  Technologies  Inc.,  dated  August  8,  2000

10.39******    Trade-mark  License  (North  America)  between  Merlin  Software
Technologies  Inc.  and  Merlinesque,  dated  August  8,  2000

10.40******    Domain  Name  Assignment Agreement between Boss Systems Inc. and
Merlin  Software  Technologies  Inc.,  dated  August  14,  2000

10.41******    Offer  to  Sublease  between  Samsports.com  and Merlin Software
Technologies  Inc.,  dated  August  25,  2000

10.42******    Letter  of  Intent  between  Merlin  and Certain Shareholders of
Merlin  Software  Technologies  Inc.,  dated  January  14,  2000

10.43******    Consulting  Agreement  between  Merlin  and  Webb  Green,  dated
October  5,  2000

10.44******    Stock  Option  Agreement  between  Merlin  and Webb Green, dated
October  4,  2000

10.45******    Agreement  between  Merlin  and  Karen Thomas, dated May 3, 2000

10.46******    Consulting  Agreement  between  Merlin  and  Hank  Barber, dated
October  25,  2000

10.47******    Stock  Option  Agreement  between  Merlin and Hank Barber, dated
October  25,  2000

10.48******    Management  Agreement  between  Merlin and Kevin O'Reilly, dated
January  4,  2001

10.49******    Stock  Option Agreement between Merlin and Kevin O'Reilly, dated
January  4,  2001

10.50******    Management  Agreement  between  Merlin  and  James Baglot, dated
January  4,  2001

10.51******    Stock  Option  Agreement  between Merlin and James Baglot, dated
January  4,  2001

10.52******    Consulting  Agreement  between Merlin and Rocket Builders, dated
October  16,  2000

10.53******    Consulting  Agreement between Merlin and The Nostas Group, dated
April 11, 2000 (incorporated by reference from Merlin's Form 10-QSB Quarterly Report, filed with the SEC on November 20, 2000)

10.54******    Consulting  Agreement  between  Merlin  and Terry Jeffrey, dated
October  1,  2000

(16)     Letter  (change  in  certifying  accountant)

16.1*****      Letter from  Barry  Friedman,  P.C., C.P.A., dated April 12, 2000

(21)     Subsidiary

21.1     Merlin  Software  Technologies  Inc.

* Previously filed with Merlin's Registration Statement on Form 10-SB filed on August 31, 1999

**     Previously  filed  with  Merlin's  Annual  Report on Form 10-KSB filed on
April  14,  2000

***    Previously  filed with Merlin's Quarterly Report on Form 10-QSB filed on
May  11,  2000

****   Previously filed with Merlin's Registration Statement on Form S-8 filed on  June  5,  2000

***** Previously filed with Merlin's Current Report on Form 8-K filed on April 13, 2000.

****** Previously filed with Merlin's Registration Statement on Form SB-2 filed on March 19, 2001

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN  SOFTWARE  TECHNOLOGIES  INTERNATIONAL,  INC.
a  Nevada  corporation

/s/ Robert Heller
By:    Robert  Heller,  President
Date:  March 29,  2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                     DATE

/s/ Robert Heller
Robert  Heller,  President  and  Director                      March 29,  2001

/s/ Trevor McConnell
Trevor  McConnell,  Principal  Accounting  Officer,
CFO,  Treasurer  and  Director                                 March 29,  2001

/s/ Webb Green
Webb  Green,  Director                                         March 29,  2001

/s/ Hank Barber
Hank  Barber,  Director                                        March 29,  2001