Form 10QSB
period 2001-03-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2001-05-18
CIK 1091394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  000-27189

Merlin Software Technologies International, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0398103 (I.R.S. Employer Identification No.)
Suite 200/201, 4199 Lougheed Highway, Burnaby, British Columbia, Canada V5C 3Y6 (Address of principal executive offices)
(604) 320-7227 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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

13,487,928 common shares outstanding as of May 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Merlin Software Technologies International, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Burnaby, British Columbia
Date: May 18, 2001

/s/ Robert Heller
Director of Merlin Software Technologies International, Inc.

Merlin Software Technologies
International, Inc.
(A Development Stage Company)
Consolidated Interim Financial Statements
For the three-month periods ended
March 31, 2001 and 2000
(Unaudited)

Contents

Consolidated Interim Financial Statements

Balance Sheets

Statements of Changes in Stockholders' Equity (Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Interim Balance Sheets
	March 31 2001 (Unaudited)	December 31, 2000
Assets
Current
Cash	$8,243	$216,714
Sales taxes recoverable	59,628	55,018
Prepaid expenses and supplies	77,659	31,691

	145,530	303,423
Deferred financing costs	53,540	59,126
Property and equipment	130,180	131,213

	$329,250 =========	$493,762 =========
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current
Bank indebtedness (Note 3)	$34,417	$-
Accounts payable	461,812	341,568
Accrued liabilities	40,398	73,832
Demand loans payable (Note 3)	60,349	-

	596,976	415,400
Advances payable (Note 5)	142,000	-
Convertible notes payable, (net of unamortized discounts of $1,004,413 and $1,025,761, Note 5)	95,587	74,239

	834,563	489,639

Stockholders' equity (deficit)
Share capital (Note 7)
Authorized
50,000,000 Common shares
Issued
13,500,261 (2000 -12,536,690) Common shares	13,500	12,537
Additional paid-in capital	4,552,103	4,073,476
Deficit accumulated during the development stage	(4,848,166)	(4,077,890)
Reduction for initial contribution of intellectual property	(4,000)	(4,000)
Unearned compensation (Note 7)	(218,750)	-
	(505,313)	4,123
	$329,250 =========	$493,762 =========

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Interim Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock Shares / Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Reduction for initial Contribution Of Intellectual Property	Unearned Compensation	Total Stockholders' Equity (Deficit)

Initial contribution of intellectual property in July 1999	4,000,000	$ 4,000	$ -	$ -	$ (4,000)	$ -	$ -

Private placements for cash in July and August 1999 at $0.01 and $0.50 per share	3,900,000	3,900	280,100	-	-	-	284,000

Stock option compensation for fiscal 1999	-	-	12,022	-	-	-	12,022

Net loss for fiscal 1999	-	-	-	(616,628)	-	-	(616,628)

Private placements of common stock in April and September 2000 at prices of $1.50 and $1.60 per unit	186,665	187	289,913	-	-	-	290,000

Adjustment for the stockholders' deficit and settlement of loans of the Company at the acquisition date	4,450,025	4,450	1,237,873	-	-	-	1,242,323

Stock option compensation	-	-	1,153,668	-	-	-	1,153,668

Value of warrants and beneficial conversion feature on convertible notes	-	-	1,100,000	-	-	-	1,100,000

Net loss for fiscal 2000	-	-	-	(3,461,262)	-	-	(3,461,262)

Balance, December 31, 2000	12,536,690	12,537	4,073,476	(4,077,890)	(4,000)	-	4,123

Issuance of shares for services in January 2001 (Note 7)	463,571	463	234,715	-	-	-	235,178

Issuance of shares for future services in March 2001	500,000	500	218,250	-	-	(218,750)	-

Stock option compensation (Note 4)	-	-	25,662	-	-	-	25,662

Net loss for the period	-	-	-	(770,276)	-	-	(770,276)

Balance, March 31, 2001 (Unaudited)	13,500,261 =========	$13,500 =======	$4,552,103 ========	$ (4,848,166) ==========	$(4,000) ==========	$(218,750) ==========	$(505,313) ==========

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Interim Statements of Operations
(Unaudited)
For the three-month periods ended March 31	2001	2000(a)	Period from June 25 1999 (incorpor- ation) to March 31 2001 (cumulative)
Sales	$ 13,497	$ 9,982	$ 35,710

Expenses
General and administration	384,125	101,658	2,069,682
Professional fees	65,729	35,164	314,097
Promotion and advertising	170,358	302,714	1,355,074
Research and development	109,871	112,969	942,302
Depreciation	20,030	10,140	80,213
	750,113	562,645	4,761,368

Loss from operations	(736,616)	(552,663)	(4,725,658)

Interest and financing costs (Note 5)	(33,660)	-	(122,508)

Net loss for the period	$ (770,276) ========	$(552,663) ========	$(4,848,166) =========
Loss per share - basic and diluted	$ (0.06) =========	$ (0.07) ========
Weighted average shares outstanding	13,068,364 =========	7,900,000 ========
(a) Represents the results of operations of Merlin Software Technologies Inc.

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Interim Statements of Cash Flows
(Unaudited)
For the three-month periods ended March 31	2001	2000(a)	Period from June 25 1999 (incorporation) to March 31 2001 (cumulative)
Cash provided by (used in)
Operating activities
Net loss for the period	$ (770,276)	$ (552,663)	$ (4,848,166)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred financing costs	5,586	-	13,501
Depreciation	20,030	10,140	80,213
Stock option compensation	25,662	-	1,191,352
Beneficial conversion feature on convertible notes and amortization of discount	21,348	-	95,587
Issuance of shares in satisfaction of liabilities and current expenses	235,178	-	235,178
Increase in assets
Sales taxes recoverable	(4,610)	(1,412)	(59,628)
Prepaid expenses and supplies	(45,968)	(16,125)	(77,659)
Increase (decrease) in liabilities
Accounts payable	120,244	(40,805)	429,135
Accrued liabilities	(33,434)	-	40,398

	(476,240)	(600,865)	(2,900,089)

Financing activities
Repayment of demand loans	(55,781)	(290,000)	(394,294)
Proceeds on demand loans	116,130	80,000	454,643
Proceeds of loan payable	142,000	600,000	1,547,000
Proceeds on issuance of common stock	-	-	444,000
Proceeds on issuance of convertible notes, net of financing costs	-	-	1,032,959
Bank indebtedness	34,417	-	34,417

	236,766	390,000	3,118,725

Investing activity
Purchase of property and equipment	(18,997)	(47,936)	(210,393)

Increase (decrease) in cash	(208,471)	(258,801)	8,243
Cash, beginning of period	216,714	717,195	-
Cash, end of period	$ 8,243 ========	$ 458,394 =========	$ 8,243 ===========

Supplementary information:
Interest paid	$560	$ -
Income taxes paid	$ -	$ -
Non-cash investing and financing activities:
Common shares issued for services	$ 235,178	$ -
Common shares issued for future services	$ 218,750	$ -
(a) Represents the cash flows of Merlin Software Technologies Inc.

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

  Basis of Presentation and Ability to Continue Operations

The consolidated interim financial statements for the three-month periods ended March 31, 2001 and 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information, contained herein. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 and the notes thereto included in the Company's Form 10-KSB Annual Report. The Company follows the same accounting policies in preparation of interim reports.

The Company was organized August 30, 1995, under the laws of the State of Nevada and is in the business of developing Linux-based software utilities and other business management software. At March 31, 2001, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

Results of operations for the interim periods are not indicative of annual results. The Company's subsidiary, Merlin Software Technologies Inc. ("Merlin Private Co"), was acquired on April 26, 2000. The transaction was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing date are presented as a continuation of Merlin Private Co. Accordingly, comparative figures for the three-month period ended March 31, 2000 are those of Merlin Private Co.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has recognized minimal revenue and has accumulated operating losses of approximately $4.85 million since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. In April 2001, the Company issued convertible notes for gross proceeds of $1 million, of which $142,000 was received in March 2001. Such amounts will be used for short-term working capital purposes. Management also plans to raise additional equity capital to provide short-term and long-term financing for operating and capital requirements of the Company. Management plans to raise new equity financing of approximately $5 million within the next twelve months. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products, an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

2. Reverse Acquisition

Effective April 26, 2000, the Company (then an inactive publicly-traded company) closed a share exchange agreement to acquire all of the issued and outstanding shares of Merlin Private Co. in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At March 31, 2001, 7,969,999 Merlin Private Co. common shares had been exchanged leaving 13,333 still to be exchanged.

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

Pro-forma information assuming the acquisition occurred on June 25, 1999 (incorporation of Merlin Private Co.) is as follows:

Three months ended March 31, 2000

Revenue	$ -
Loss for the period	$ (570,340)
Loss per share	$ (0.07)

Also, in connection with the acquisition, the Company issued 86,665 share purchase warrants and 781,000 stock options to previous holders of warrants and options in Merlin Private Co. Options and warrants were exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co.

3. Demand Loans Payable

The Company obtained a demand operating loan from the Royal Bank of Canada totaling CDN $150,000 (approximately $95,000) bearing interest at Prime plus 2% per annum and repayable on demand. At March 31, 2001, CDN$95,000 (approximately $60,000) remained outstanding. Additionally, the Company had an overdraft with the Royal Bank of Canada of $34,417 bearing similar terms. The loan and the overdraft were fully repaid in April 2001.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

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

Details of options granted and cancelled are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value
Merlin Private Co.
Balance, January 1, 2000	781,000	$ 1.00	$ 0.08
Options exchanged (Note 2)	(781,000)	$ 1.00

Merlin Software Technologies International, Inc.
Options granted	1,012,000	$ 1.08	$ 2.26
Options cancelled	(201,000)	$ 1.00
Options outstanding at December 31, 2000	811,000	$ 1.09

Options granted	236,000	$ 0.34	$ 0.17
Options cancelled	(173,000)	$ 1.00
Options outstanding at March 31, 2001 (unaudited)	874,000	$ 0.40

Options exercisable at March 31, 2001 (unaudited)	489,000

The Company has committed to grant a further 158,000 options subsequent to March 31, 2001 with an exercise price of $0.35 per option.

Compensation expense of $25,662 during the three-month period ended March 31, 2001 (2000 - $Nil) was recorded for options granted during the period. Compensation expense for the periods ended March 31, 2001 and 2000, was allocated as follows:

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

4. Stock Options - Continued

Expense (recovery)	2001

General and administration	$ 30,456
Promotion and advertising	22,146
Research and development	(26,940)
$ 25,662

Stock options outstanding at March 31, 2001 were as follows:

	Outstanding
Exercise Prices	Number	Weighted Average Remaining Life (months)	Number Exercisable

$ 0.21	20,000	117	20,000
$ 0.35	778,000	99	393,000
$ 1.00	76,000	47	76,000
	874,000 ========		489,000 ========

On March 1, 2001, the Board of Directors approved a repricing of 562,000 stock options to reduce exercise prices to $0.35 per option. The terms of the options and the vesting periods were unchanged. The trading value of the Company's common stock on the date of repricing was $0.4688 per share. Repricing of the employee stock options requires the option value be measured using variable accounting whereby the value of employee stock options is remeasured on a quarterly basis until exercised or terminated.

Pro-forma information concerning Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for all of its stock options under the fair value method of SFAS No. 123. Net Loss and Loss per Share on a pro-forma basis would be approximately $800,000 and $0.06 for the three-month period ended March 31, 2001. The fair value of stock options granted during 2001 was estimated at the date of grant with the following weighted average assumptions: no dividends, risk-free interest rate of 5%, volatility factor of the expected market price of the Company's common stock of 100% and an expected life of the options of 36 months.

  Convertible Notes Payable

On August 18, 2000, the Company entered into an agreement to issue $2.1 million of Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

5. Convertible Notes Payable - Continued

The Company issued $1.1 million of convertible notes on August 24, 2000 with the remaining $1.0 million issued in April 2001. The notes are immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. As a result of the issuance of convertible notes in April 2001, a beneficial conversion feature (based on 95% of the two lowest intra-day trading prices of the common stock of $0.26) will be recorded as interest expense in the quarter ended June 30, 2001. At March 31, 2001, none of the convertible notes payable have been converted.

The Company received $142,000 in March 2001 as an advance on the convertible notes. The advance was unsecured, non-interest bearing and exchanged for convertible notes in April 2001.

The $1.1 million of convertible notes payable also contain 770,000 detachable warrants exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 to expiry on August 18, 2007 at a price of $1.75 per share. An additional 750,000 detachable warrants with the same terms were issued in April 2001 in connection with the balance of the convertible notes payable. The value of the 770,000 warrants based on a Black-Scholes option pricing model was $1,047,000 using the following assumptions:

- No dividends;
- Risk-free interest of 6.2%
- Volatility of expected market price of the Company's common stock of 182%
- Expected life of the warrants of 36 months

The discount was recorded in 2000 as additional paid-in capital and is being amortized as interest expense using the effective interest rate method over the term of the convertible notes payable. $21,348 was amortized during the three-month period ended March 31, 2001. A discount of approximately $120,000 relating to the issuance of 750,000 detachable warrants will be recorded in the quarter ended June 30, 2001. The discount was based on the value determined using the Black-Scholes option-pricing model using the following assumptions:

- No dividends
- Risk free interest of 5.0%
- Volatility of expected market price of the Company's common stock of 100%
- Expected life of the warrants of 36 months

The convertible notes contained provisions, for among other matters, changes in the capital structure, situations where the Company issues common stock at a price of less than $1.60 per share, and the timing of clearing a registration statement with the SEC.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

6. Share Purchase Warrants

Details of share purchase warrants outstanding at March 31, 2001 were as follows:

	Number	Exercise Price	Expiry	Exercisable March 31 2001
Issued:
On private placement(*)	100,000	$ 3.00	February 2002	100,000
On private placement	850,000	$ 2.00	February 2002	850,000
On share exchange (Note 2)	86,665	$ 2.00	March 2002	86,665
On convertible notes (Note 5)	770,000	$ 1.75	August 2007	-

	1,806,665 =========			1,036,665 =========

(*) 100,000 warrants previously exercisable expired unexercised in February 2001.

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

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of approximately $442,500 including $112,500 being the value attributable to the common stock using the trading price of the 300,000 shares of common stock issued in January 2001, is being recognized on a straight-line basis over the term of the contract. The cost associated with the stock component of the contract was determined on the date the stock was issued since negotiations over consideration with the consultant continued in the months subsequent to the performance date. During the three-month period ended March 31, 2001, the Company recorded an expense of $65,938. A further $46,562 is recorded as a prepaid expense in respect of future services

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Interim Financial Statements
(Unaudited)

March 31, 2001 and 2000

7. Commitments and Stock Compensation - Continued

b) On April 11, 2000 the Company entered into an agreement with a consultant whereby the Company would issue 80,000 shares of common stock in exchange for corporate finance services. The shares were issued in January 2001, at a deemed value of $60,000, based upon the trading price of the underlying common stock on the issuance date. The ultimate cost associated with the stock issued was determined on the date of issuance of the stock since negotiations over consideration with the consultant continued in the months subsequent to the performance date.

c) Pursuant to an agreement dated October 7, 2000, a further 83,571 shares of common stock were issued in January 2001 at a deemed value of $62,678 as consideration for employee recruitment services. The value of the common stock was based upon the trading price of the underlying common stock on the date of issuance.

d) In March 2000, the Company entered into management agreements with its three founders. In July 2000, one of the founders resigned and another resigned in January 2001. No compensation was payable on termination. Amongst other matters, terms of the remaining founder agreement require that the Company pay the founder a total of $240,000 plus 700,000 shares of common stock in the event of a change of control of the Company. The Company also entered into an agreement with an officer for services in April 2000 which provides for, among other matters, a payment of approximately $46,000 and 100,000 shares of common stock should a change of control occur.

e) The Company issued a further 500,000 shares of common stock to a company in exchange for a non-interest bearing promissory note repayable on March 5, 2002 in cash or in exchange for services provided to assist the Company in developing an investor relations program. The value of services received by the Company will be determined based on the trading price of the Company's common stock on the date the promissory note is repaid. No services were performed to March 31, 2002 and the value of unearned compensation expenses has been recorded at $218,750 being the trading price of the Company's common stock on March 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Merlin" mean Merlin Software Technologies International, Inc. and our subsidiary, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

Selected Financial Data

Set forth below is selected financial data as of March 31, 2001 and December 31, 2000 and for the three-month periods ended March 31, 2001 and 2000. As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. The financial information as of December 31, 2000 is derived from the consolidated financial statements audited by BDO Dunwoody LLP that appeared in our annual report on Form 10-KSB. Accordingly, financial information relating to periods prior to the acquisition is that of Merlin Software Technologies Inc. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this quarterly report.

	Three month	Three month
	period ended	Period ended
	March 31, 2001	March 31, 2000
	(unaudited)	(unaudited)
Sales	13,497	9,982

Expenses

Depreciation	20,030	10,140
General and Administration	384,125	101,658
Professional fees	65,729	35,164
Promotion and advertising	170,358	302,714
Research and Development	109,871	112,969

	750,113	562,645

Loss from operations	(736,616)	(552,663)

Interest and financing costs	(33,660)	-

Net loss for the period	(770,276)	(552,663)

	As at March 31, 2001 (unaudited)	As at December 31, 2000
Working Capital (Deficit)	(451,446)	(111,977)
Total Assets	329,250	493,762
Total Stockholders' Equity (Deficit)	(505,313)	4,123
Deficit Accumulated in the Development Stage	(4,848,166)	(4,077,890)

We are still in our infancy as a viable commercial entity and consequently our focus since incorporation of our subsidiary has been on the identification of market needs, the development of our two software products, PerfectBACKUP+ and Communicado Fax, to meet these needs, and the branding of our company and our products. The sales figures reported to date reflect sales of an older outdated version of PerfectBACKUP+ to a limited group of individuals seeking an inexpensive solution without the added features included with more expensive products. We believe that we will generate increased revenue over the next three fiscal years due to the recent release of PerfectBACKUP+ version 7.0, the recent release of Communicado Fax version 4.0, the planned release of updated versions of our two existing software products and finally, the introduction of network appliance devices that utilize our existing software products. In addition to our recent additions of a Vice-President, Sales and Vice-President, Marketing we have recently hired two experienced sales and marketing individuals to develop and enhance our sales and marketing program. These four individuals will focus on increasing sales volume by way of OEM (original equipment manufacturer) bundling, partnering arrangements with other software and hardware manufacturers and finally development of a value-added reseller channel. We expect that initial revenue growth will be reflected in the third and fourth quarter of fiscal 2001. We also anticipate a further increase in revenues in fiscal 2002 and 2003, which we expect will result from increased sales from our existing products combined with sales from the introduction of new products, which we may release during that period. We anticipate that the expected growth in revenues may enable us to attract additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

Three-Month Period Ended March 31,2001 Compared to Three-Month Period ended March 31, 2000

Results of Operations

The acquisition of Merlin Software Technologies Inc. was accounted for as a reverse acquisition, as the former stockholders of Merlin Software Technologies Inc. controlled approximately 64% of our common stock immediately after the acquisition. Pursuant to the accounting requirements for reverse acquisitions, the financial statements subsequent to the acquisition are presented as a continuation of Merlin Software Technologies Inc. The operations of Merlin Software Technologies Inc. (incorporated in June 1999) prior to the acquisition were limited to product development and corporate organizational activities. The acquisition by us provided Merlin Software Technologies Inc. with the access to capital markets necessary to expand development of our two software products. We incurred a net loss of $770,276 for the three-month period ended March 31, 2001 compared to a net loss of $552,663 for the comparative period in 2000. , Comparison of the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000 is provided below.

Sales

We recognized sales of $9,982 for the three-month period ended March 31, 2000. In the three-month period ended March 31, 2001, sales of $13,497 were generated from orders for PerfectBACKUP+ from our website. Total sales were minimal due to a lack of market recognition of the product and the lack of funding required to launch an aggressive advertising campaign. Unforeseen delays in consolidating our operations into a single office in Burnaby, British Columbia during fiscal year 2000 resulted in the delay of the release of updated versions of our software products, originally scheduled for release in July and August 2000. The fact that we did not commercially release our two software products contributed to our lack of sales. PerfectBACKUP+ version 7.0 was released on November 15, 2000 and Communicado Fax version 4.0 was released on January 15, 2001.

General and Administration

General and administration expenses increased in the three-month period ended March 31, 2001 by $282,467 over the comparative period in 2000 to $384,125 primarily due to the increased level of activity in our company. Also, the Company has recognized additional compensation expense of $116,426 related to corporate finance and employee recruitment services settled with 463,571 shares of the Company's common stock in January 2001. Amounts were accrued at December 31, 2000 in respect of these services based upon the trading price of the Company's common stock at December 31, 2000. The accrued expense was increased in January 2001 for the increase in the trading price of the Company's common stock from $0.23 to higher trading prices on the respective dates of issuance. Additionally, included in the three-month period ended March 31, 2001 is stock option compensation in the amount of $30,456 relating to the granting of stock options primarily to new employees and the value associated with repricing options to existing employees and consultants. Stock Option Compensation for the three-month period ended March 31, 2000 was Nil.

Professional Fees

Professional fees increased in the three-month period ended March 31, 2001 by $30,565 to $65,729 due to the additional legal services required to clear our SB-2 Registration Statement and to close the second tranche of convertible note funding received in April 2001. Additionally, ongoing assistance with regulatory filings since the reverse acquisition in April 2000 and the increase in general corporate matters pursuant to the overall increase in the activity level, have significantly impacted the fees incurred between 2001 and 2000.

Promotion and Advertising

Promotion and advertising expenses decreased by $132,356 from $302,714 during the three-month period ended March 31, 2000 to $170,358 in the three-month period ended March 31, 2001 due to the overall decrease in the requirement for relevant services and materials that were necessary during the start-up phase of the company's operations. Specifically, there was a significant decrease in the following expenses: public relations fees - $61,907, investor relations activities - $26,544 and advertising - $39,439. Marketing activities in 2001 were directed towards attendance at a prominent industry tradeshow. Costs incurred for investor relations activities includes amounts paid to external organizations for the distribution of press releases and a monthly retainer to a part-time contractor. While we spent $170,358 in raising awareness of our company in the investor community along with branding our company's products and image by attendance at an industry tradeshow, we lacked the capital resources required to implement and support an effective sales and marketing program (i.e. we lacked the financial resources for an aggressive marketing and advertising campaign). This lack of resources combined with the delay of release of updated software products limited our ability to generate any significant revenues.

Also included in this amount is stock option compensation in the amount of $22,146 relating to the granting of stock options to new employees and repricing stock options to existing employees and consultants.

Research and Development

Research and development charges decreased in the three-month period ended March 31, 2001 by $3,098 to $109,871. Although the total number of development personnel more than doubled compared to 2000, the average salary and benefits amount per individual decreased due to the relocation of a substantial portion of the development group from the United States to Canada in combination with a significantly higher exchange rate on the Canadian dollar during the period. Also included in 2001 is an adjustment to reduce stock option compensation for Research and Development personnel in the amount of $26,940 relating to unvested stock options that expired during the period. No stock option compensation was recorded during the three-month period ended March 31, 2000.

Interest and financing costs

Interest and financing costs increased in the three-month period ended March 31, 2001 by $33,660 primarily due to the recognition of $21,348, being the amortization of the discount on the convertible notes for the three-month period ended March 31, 2001. The discount results from the Black Scholes value of $1,047,000 attributable to the detachable share purchase warrants issued in August 2000 in connection with convertible notes.

Summary

Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of updated versions of our existing software products, the successful development of our software products and related technologies and finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2000 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Liquidity and Capital Resources

Our principal capital requirements to date have been to fund: (1) the development of PerfectBACKUP+, Communicado Fax, and the network appliance devices; (2) the marketing and advertising activities undertaken to raise awareness of our company and our software products; and (3) the promotion and investor relation programs in place to disseminate information about our company and our products. During the three-month period ended March 31, 2001, we incurred a loss of $770,276, including non-cash stock compensation expense of $25,662 and additional compensation of $116,426 related to expenses settled with 463,571 common stock. ($118,752 of expenses associated with the issuance of these common shares were recorded in the third and fourth quarters of 2000.) Stock options and common stock are key compensation elements to reward our consultants and employees while preserving cash flow during our development stage. In connection therewith, in March 2001, we repriced all existing options previously outstanding to $0.35, reflecting the current range of market prices associated with our common stock.

Net cash used in operating activities for the three-month period ended March 31, 2001 was $426,240 compared to net cash used in operating activities of $600,865 during the comparative period in 2000. . Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely. Accounts payable increased by $120,244 during the three-month period ended March 31, 2001 primarily due to a delay in the receipt of the second tranche of funding of $1.0 million. To fund operations prior to the receipt of the second tranche of convertible notes in April 2001, we obtained a CDN$150,000 (approximately $100,000) loan facility from the Royal Bank of Canada and an advance of $142,000 from one of the noteholders. Upon receipt of the balance of the $1million on the second tranche of convertible debt funding, the bank loan was fully repaid and the advances were exchanged for convertible notes. In 2000, we had received proceeds from a private placement of $1,275,000 common shares which was used to fund our operations and development. During the period , we also issued 500,000 common shares to embark on an investor relations program. Proceeds on the issuance are repayable in cash or investor relation services. To date, we have not received consideration for the shares issued as the investor relations program is not yet underway. Management is pursuing the receipt of full proceeds on the issuance of these common shares.

Net cash used in investing activities during the three-month period ended March 31, 2001 was $18,997 (2000 - $47,936) which was directly spent in the acquisition of fixed assets, primarily computer equipmentThe net decrease in cash during the three-month period ended March 31, 2001 was $208,471, leaving us with a cash balance at March 31, 2001 of $8,243.

We believe, based on currently proposed plans and assumptions relating to our operations, that the existing cash and remaining proceeds from the issuance of the additional $1 million convertible notes received in May 2001 will be sufficient to fund our operations and working capital requirements until June 15, 2001. We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements to August 15, 2001 by which date we anticipate raising a further $5.0 million which will finance our operations and working capital requirements for a further 18 months. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

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

Future Cash Requirements

We expect that our recent addition of senior sales and marketing personnel and the commercial release of PerfectBACKUP+ version 7.0, the Communicado Fax 4.0 product, and the commercial release of our network appliance device will lead to an increase in revenues in fiscal 2001. We expect that further development and marketing of both these products combined with the planned introduction of new products or updated versions of our existing products in late 2001 will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2001, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $5.0 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of $5.0 million are based on our estimates for operational costs for the period ending December 31, 2001. We estimate that approximately $250,000 is required to hire further software developers and programmers, $2,000,000 is required to hire marketing and sales persons and to implement our planned sales and marketing program and $350,000, will be required to support an investor relations program. The balance of $2,400,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We received the balance of $1.0 million of convertible notes in April 2001 further to the declared effectiveness of a registration statement, registering the common shares issuable on conversion of the convertible notes and exercise of the warrants, which we believe will be sufficient to pay for ongoing operating costs and capital expenditures through June 15, 2001. We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing. Additionally, we are actively soliciting various Canadian government agencies who provide funds by way of government grants made available to high-technology companies operating in Canada.

Plan of Operation

Our primary objective in the next 18 months will be to implement an aggressive sales and marketing program in connection with the sale of our PerfectBACKUP+ and Communicado Fax utility software programs, and our network appliance devices. Version 7.0 of PerfectBACKUP+ was released on November 15, 2000 for purchase and download from our website and we have commenced design work on PerfectBACKUP+ version 8.0, which is intended as a backup program for large networks and not as a replacement for version 7.0. Development and testing on our Communicado Fax version 4.0 product has been completed and was commercially released on January 15, 2001. We have also completed development of an enterprise version of Communicado Fax, which is intended as a fax program for large networks and not as a replacement for the present version 4.0 of Communicado Fax. In addition to the design, development and testing work that has to be performed on PerfectBACKUP+ version 8.0 and the enterprise version of Communicado Fax, an aggressive sales and marketing campaign must be implemented. We also expect to complete development of a network appliance device in June 2001 which will utilize one or both of our existing software products which is scheduled for production and delivery into a value-added reseller channel in August 2001.

Research and Development

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance our current software programs to meet a wide range of customer needs and to develop new software programs rapidly to attract new customers and provide additional solutions to existing and future customers.

Our strategy is to continue to enhance PerfectBACKUP+'s and Communicado Fax's functionality through new feature development to meet the continually advancing requirements of its customers. At the same time, we may seek to acquire and develop new software programs to meet the needs of a broader group of users and will take advantage of other technologies that will leverage our existing products and skill-set to provide additional solutions to existing and future customers.

To March 31, 2001, we have expended $942,302 on the development of PerfectBACKUP+, Communicado Fax and other products. We will expend a significant amount of time in the next 18 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to PerfectBACKUP+, translating both PerfectBACKUP+ and Communicado Fax so that they will operate on different computer operating systems, and developing new products; initially a network appliance device, that will compliment our present software programs. By updating the design of PerfectBACKUP+, PerfectBACKUP+ will become more functional and easier to use. Although we believe that the current release of PerfectBACKUP+ is competitive, we will continue to update the design of and add new features to PerfectBACKUP+ in order to ensure that that product remains competitive in the marketplace. We do not anticipate encountering any uncertainties in updating the design or adding new features and will add such features as are demanded or requested by users of PerfectBACKUP+. The benefit of porting, or translating our software programs so that they are capable of running on other operating systems is that our products become saleable to a greater number of users.

Marketing

In order to generate any significant sales volume, we predict that we must recruit additional sales people, including a Corporate Sales Manager and an Original Equipment Manufacturer Sales Manager. In addition to our Vice-President of Sales and Vice-President of Marketing we have recently hired a Value-Added Reseller Sales Manager, a Channel Marketing Manager and a Product Manager. The addition of these personnel will ensure that the overall strategy for sales of our products is developed and maintained for each of these key marketing channels. It is expected that these six individuals will be supported by up to five additional individuals whose function will range from telemarketing to customer support. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require us to place advertisements in several key trade magazines and publications as well as exhibiting our software products at the major tradeshows held throughout the year.

Personnel

As of March 15, 2001, we have 26 permanent employees with 4 in the area of corporate administration, 13 in product development and 6 in sales and marketing. We also have 4 independent contractors providing investor relation, capital raising services and management consulting services. In the next 18 months we plan to expand our total number of permanent employees in these same departments to approximately 35.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to purchase computer hardware and software for our ongoing operations.

Factors That May Affect the Company's Future Results

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

RISK FACTORS

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

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues will depend on our ability to, among other things:

1. successfully develop and market our utility software products, including PerfectBACKUP+ and Communicado Fax;

2. successfully continue to enhance our current software products to keep pace with changes in technology and changes demanded by users of such software products; and

3. obtain the necessary financing to implement our business plan.

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

We incurred a consolidated loss for the three-month period ended March 31, 2001 of $770,276 and a loss of $3,461,262 for the year ended December 31, 2000. We have generated only $35,710 in revenues from our inception on June 25, 1999 to March 31, 2001. Although we anticipate revenues to increase, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to March 31, 2001 of $4,848,166. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. With the sale of convertible notes in August, 2000 and the proceeds of the remaining $1 million of convertible notes received in May, 2001, we believe sufficient funds are available to pay for ongoing operating costs and capital expenditures through June 15, 2001. We have predicted that we will require approximately $5.0 million over the period ending December 31, 2001 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1. we incur unexpected costs in completing the development of PerfectBACKUP+ or Communicado Fax or encounter any unexpected technical or other difficulties;

2. we incur delays and additional expenses as a result of technology failure;

3. we are unable to create a substantial market for our software products; or

4. we incur any significant unanticipated expenses.

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

If we were unable to obtain financing in amounts and on terms deemed acceptable, our business and future success may be adversely affected.

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

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 was payable in two tranches. We received $1.1 million on August 24, 2000 and received $1 million on May 1, 2001. As part of the sale of the convertible notes, we sold Series A warrants which entitle the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share. The warrants were also issuable in two tranches and on August 24, 2000 we issued warrants to acquire up to 770,000 shares, and on May 1, 2001, we issued warrants to acquire up to 750,000 shares.

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

The actual daily trading volume of our shares of common stock over the three months ended March 31, 2001 has averaged less than 23,000 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 13,487,928 shares of common stock issued and outstanding as of May 1, 2001. Through the registration statement that we filed, which was declared effective on March 30, 2001, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 800,000 of which are included in the 13,487,928 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock.

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

Unscheduled Delays in Development of Our Software Products or the Implementation of Our Sales Program Could Result in Lost or Delayed Revenues.

Delays and related increases in costs in the further development or improvement of PerfectBACKUP+ and Communicado Fax or the implementation of our sales and marketing program could result from a variety of causes, including:

1. delays in the development, testing and commercial release of our software programs;

2. delays in hiring or retaining experienced software developers and programmers;

3. delays in locating and hiring experienced sales and marketing professionals; and

4. delays caused by other events beyond our control.

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

We will encounter competition from other software companies and from an increasingly competitive computer software industry in general. The growing market for utility software programs for the Linux and Unix operating systems has attracted new market participants as well as expansion by established participants resulting in substantial and increasing competition. Many of our present and future competitors in the utility software program market have substantially greater financial, marketing, technical and development resources, name recognition, and experience than we do.

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

Item 2. Changes in Securities.

On January 4, 2001, we granted one of our employees stock options to purchase 20,000 shares of our common stock at an exercise price of $0.21 and a further 100,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in reliance upon Section 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

On January 4, 2001, we granted one of our employees stock options to purchase 100,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On June 28, 2000, we agreed to issue to E.B. Coxe & Co. L.L.C. a total of 300,000 shares of common stock upon execution of a Consulting Agreement between us and E.B. Coxe & Co. L.L.C. The shares were issued in consideration of services to be provided under the Consulting Agreement. The transaction was private in nature and we had reasonable grounds to believe that E.B. Coxe & Co. L.L.C. was an accredited investor, capable of evaluating the merits and risks of its investment, bearing the economic risks of its investment and acquired the shares for investment purposes. On January 10, 2001, we issued the shares relying on Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

On January 29, 2001, we granted one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On April 11, 2000, we agreed to issue to the Nostas Group a total of 80,000 shares of common stock upon execution of a Consulting Agreement between us and the Nostas Group. The shares were to be issued in consideration of services to be provided under the Consulting Agreement. The transaction was private in nature and we had reasonable grounds to believe that the Nostas Group was an accredited investor, capable of evaluating the merits and risks of its investment, bearing the economic risks of its investment and acquired the shares for investment purposes. On January 31, 2001, we issued the shares relying on Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

On October 3, 2000, we agreed to issue to Matt Daen a total of 83,571 shares of common stock upon execution of a Consulting Agreement between us and Matt Daen. The shares were to be issued in consideration of services to be provided under the Consulting Agreement. The transaction was private in nature and we had reasonable grounds to believe that Mr. Daen was an accredited investor, capable of evaluating the merits and risks of his investment, bearing the economic risks of his investment and acquired the shares for investment purposes. On January 31, 2001, we issued the shares relying on Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

On February 16, 2001, we granted one of our employees stock options to purchase 4,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On March 2, 2001, we issued 500,000 common shares to an investor in a transaction that was private in nature. We had reasonable grounds to believe that the purchaser was an accredited investor, capable of evaluating the merits and risks of the investment, bearing the economic risks of the investment and acquired the shares for investment purposes. We issued the shares in reliance on Sections 4(2) of the Securities Act of 1933, and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 4, 2001, Kevin O'Reilly was appointed our Vice President of Marketing and James Baglot was appointed our Vice President of Sales.

On January 18, 2001, Shelley Montgomery resigned from her positions as a director of both Merlin and our subsidiary, Merlin Software Technologies Inc. Also on January 18, 2001, Ms. Montgomery was removed from her position as the Vice President of Sales of our company, and as the Secretary of our subsidiary, and Trevor McConnell was appointed the Secretary of both our company, and of our subsidiary.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We did not file any current reports on Form 8-K during the quarter ended March 31, 2001.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Changes in Stockholders' Equity (Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form 10-SB Registration Statement, filed August 31, 1999)

3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed August 31, 1999)

3.3 Certificate of Amendment to Articles of Incorporation, dated January 7, 2000 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

3.4 Corporate Charter, dated March 27, 2000 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

3.5 Articles of Incorporation of Merlin Software Technologies Inc., dated June 25, 1999 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

3.6 Bylaws of Merlin Software Technologies Inc., dated June 25, 1999 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

3.7 Corporate Charter of Merlin Software Technologies Inc., dated June 25, 1999 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

(10) Material Contracts

10.1 Management Agreement between Merlin and Kevin O'Reilly, dated January 4, 2001(incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

10.2 Stock Option Agreement between Merlin and Kevin O'Reilly, dated January 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

10.3 Management Agreement between Merlin and James Baglot, dated January 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

10.4 Stock Option Agreement between Merlin and James Baglot, dated January 4, 2001 (incorporated by reference from our Form 10-KSB Annual Report, filed April 14, 2000)

(21) Subsidiary

21.1 Merlin Software Technologies Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES
INTERNATIONAL, INC.

By: /s/ Robert Heller
Robert Heller, President and CEO/Director
Date: May 18, 2001

By: /s/ Trevor McConnell
Trevor McConnell, Chief Financial Officer
and Treasurer/Director
Date: May 18, 2001