Form 10QSB
period 2001-06-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2001-08-14
CIK 1091394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

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

13,884,059 common shares outstanding as of August 1, 2001

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
Date: August 14, 2001

Per: /s/ signed
Director of Merlin Software Technologies International, Inc.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the six-month periods ended
June 30, 2001 and 2000

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the six-month periods ended
June 30, 2001 and 2000

Contents

Consolidated Financial Statements

Balance Sheets

Statements of Changes in Stockholders' Equity (Deficit)

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2001 (unaudited)	December 31, 2000
Assets
Current
Cash	$149,832	$216,714
Sales taxes recoverable	9,938	55,018
Prepaid expenses	138,305	31,691
	298,075	303,423
Deferred financing costs	47,953	59,126
Property and equipment	123,801	131,213

	$469,829	$493,762

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current
Accounts payable	$304,146	$341,568
Accrued liabilities	94,023	73,832
Demand loans payable (Note 3)	200,000	-

	598,169	415,400
Convertible notes payable, (net of unamortized discounts of $1,046,761 and $1,025,761, Note 5)	1,053,239	74,239

	1,651,408	489,639

Stockholders' equity (deficit)
Share capital (Note 7)
Authorized 50,000,000 Common shares
Issued 13,501,261 (2000 -12,536,690) Common shares	13,501	12,537
Additional paid-in capital (Notes 4, 5, 6 and 7)	4,715,179	4,073,476
Deficit accumulated during the development stage	(5,806,259)	(4,077,890)
Reduction for initial contribution of intellectual property	(4,000)	(4,000)
Unearned compensation (Note 7)	(100,000)	-

	(1,181,579)	4,123

	$469,829	$493,762

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock Shares/Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Reduction for initial Contribution of Intellectual Property	Unearned Compensation	Total Stockholders' Equity (Deficit)

Initial contribution of intellectual property in July 1999	4,000,000	$4,000	$-	$-	$(4,000)	$-	$-
Private placements for cash in July and August 1999 at $0.01 and $0.50 per share	3,900,000	3,900	280,100	-	-	-	284,000
Stock option compensation for fiscal 1999	-	-	12,022	-	-	-	12,022
Net loss for fiscal 1999	-	-	-	(616,628)	-	-	(616,628)
Private placements of common stock in April and September 2000 at prices of $1.50 and $1.60 per unit	186,665	187	289,913	-	-	-	290,000

Adjustment for the stockholders' deficit and settlement of loans of the Company at the acquisition date	4,450,025	4,450	1,237,873	-	-	-	1,242,323

Stock option compensation for fiscal 2000	-	-	1,153,668	-	-	-	1,153,668

Value of warrants and beneficial conversion feature on convertible notes	-	-	1,100,000	-	-	-	1,100,000

Net loss for fiscal 2000	-	-	-	(3,461,262)	-	-	(3,461,262)

Balance, December 31, 2000	12,536,690	12,537	4,073,476	(4,077,890)	(4,000)	-	4,123

Issuance of shares for services in January 2001 (Note 7 (a) - (c))	463,571	463	234,715	-	-	-	235,178

Issuance of shares for future services in March 2001 (Note 7 (e))	500,000	500	99,500	-	-	(100,000)	-

Issuance of shares on exercise of stock options in April 2001 at $1 per share	1,000	1	999	-	-	-	1,000

Stock option compensation (Note 4)	-	-	41,938	-	-	-	41,938

Value of warrants and beneficial conversion feature on convertible notes (Note 5)	-	-	254,551	-	-	-	264,551

Net loss for the period	-	-	-	(1,728,369)	-	-	(1,728,369)

Balance, June 30, 2001 (Unaudited)	13,501,261	$13,501	$4,715,179	$ (5,806,259)	$(4,000)	$(100,000)	$(1,181,579)

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three month period ended June 30, 2001	Three month period ended June 30, 2000	Six month period ended June 30, 2001	Six month period ended June 30, 2000	Period from June 25, 1999 (incorporation) to June 30, 2001 (Cumulative)
Sales	$5,509	$8,888	$19,006	$18,870	$41,219

Expenses
General and administration	238,490	673,684	667,615	775,342	2,353,172
Professional fees	67,839	42,829	133,568	77,993	381,936
Promotion and advertising	118,666	487,165	289,024	789,880	1,473,740
Research and development	221,173	510,453	331,044	623,422	1,163,475
Depreciation	19,911	12,284	39,941	22,424	100,124
	711,079	1,726,415	1,461,192	2,289,061	5,472,447
Loss from operations	(705,570)	(1,717,527)	(1,442,186)	(2,270,191)	(5,431,228)
Interest and financing costs (Note 5)	(252,522)	-	(286,183)	-	(375,031)

Net loss for the period	$(958,092)	$(1,717,527)	$(1,728,369)	$(2,270,191)	$(5,806,259)

Loss per share - basic and diluted	$(0.07)	$ (0.16)	$ (0.13)	$ (0.24)

Weighted average shares outstanding	13,500,986	10,989,833	13,285,870	9,369,917

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six month period ended June 30, 2001	Six month period ended June 30, 2000	Period from June 25, 1999 (incorporation) to June 30, 2001 (cumulative)
Cash provided by (used in)
Operating activities
Net loss for the period	$(1,728,369)	$(2,270,191)	$(5,806,259)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization of deferred financing costs	11,173	-	19,088
Depreciation	39,941	22,424	100,124
Stock option compensation	41,938	1,286,852	1,207,628
Beneficial conversion feature on convertible notes and amortization of discount	243,551	-	317,790
Issuance of shares in satisfaction of liabilities and current expenses	235,178	-	235,178
Decrease (increase) in assets
Sales taxes recoverable	45,080	(22,855)	(9,938)
Prepaid expenses	(106,614)	(27,655)	(138,305)
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	(17,231)	(61,640)	365,492

	(1,235,353)	(1,073,065)	(3,709,202)
Financing activities
Repayment of demand loans	(116,130)	(290,000)	(454,643)
Proceeds on demand loans	315,130	102,913	654,643
Proceeds of issuance of convertible notes	1,000,000	-	2,032,959
Proceeds on issuance of common stock	1,000	-	445,000
Proceeds of loan payable	-	600,000	1,405,000
	1,201,000	412,913	4,082,959
Investing activity
Purchase of property and equipment	(32,529)	(47,936)	(223,925)
Increase (decrease) in cash	(66,882)	(708,088)	149,832
Cash, beginning of period	216,714	717,195	-
Cash, end of period	$149,832	$9,107	$149,832

Supplementary information:
Interest paid	$7,780	$-
Non-cash investing and financing activities:
Common shares issued for services	$235,178	$-
Common shares issued for future services	$100,000	$-
Acquisition of business and settlement of debt in exchange for common stock on reverse acquisition	$-	$1,242,323
Common shares issued for proceeds advance in 1999	$-	$130,000

The accompanying notes are an integral part of these consolidated interim financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Basis of Presentation and Ability to Continue Operations

The consolidated interim financial statements for the six-month periods ended June 30, 2001 and 2000 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained herein. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 and the notes thereto included in the Company's Form 10-KSB Annual Report. The Company follows the same accounting policies in preparation of interim reports.

The Company was organized August 30, 1995, under the laws of the State of Nevada and is in the business of developing network attached devices incorporating the Company's software utilities that operate on Linux and Unix operating systems. At June 30, 2001, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized minimal revenue and has accumulated operating losses of approximately $5.8 million since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. In April 2001, the Company issued convertible notes for gross proceeds of $1 million. Such amounts are being used for short-term working capital purposes. Management also plans to raise additional equity capital to provide short-term and long-term financing for operating and capital requirements of the Company. Management plans to raise new equity financing of approximately $5 million within the next twelve months. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products, an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Reverse Acquisition

Effective April 26, 2000, the Company (then an inactive publicly-traded company) closed a share exchange agreement to acquire all of the issued and outstanding shares of Merlin Private Co. in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 for the purpose of the development of Linux-based software utilities and other business management software. At June 30, 2001 and December 31, 2000, 7,969,999 Merlin Private Co. common shares had been exchanged leaving 13,333 still to be exchanged.

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

Six months ended June 30, 2000

Revenue	$ 18,870
Loss for the period	$ (2,287,868)
Loss per share	$ (0.22)

Also, in connection with the acquisition, the Company issued 86,665 share purchase warrants and 781,000 stock options to previous holders of warrants and options in Merlin Private Co. Options and warrants were exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. As a consequence of the exchange of stock options, additional compensation expense was recorded in 2000 in the amount of $1,265,558 representing the difference in value of stock options between the date of exchange and the grant date (Note 4).

  Demand Loans Payable

(a) The Company received $200,000 as an unsecured demand loan bearing interest at 10% per annum. A further $100,000 was advanced on similar terms in July 2001.

(b) During 2001, the Company obtained a demand operating loan from the Royal Bank of Canada totaling CDN $150,000 (approximately $95,000) bearing interest at prime plus 2% per annum and repayable on demand. At June 30, 2001, the balance of the loan had been fully repaid.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Stock Options

On May 1, 2000, the Company's Board of Directors approved the Company's 2000 Stock Option Plan. The Plan provides for the granting of up to 3,000,000 stock options to key employees and consultants, of common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options issued to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (5 years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year following the granting of options.

Details of options granted and cancelled are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value
Merlin Private Co.
Balance, January 1, 2000	781,000	$ 1.00	$ 0.08
Options exchanged (Note 2)	(781,000)	$ 1.00

Merlin Software Technologies International, Inc.
Options granted	1,012,000	$ 1.08	$ 2.26
Options cancelled	(201,000)	$ 1.00
Options outstanding at December 31, 2000	811,000	$ 1.09

Options granted	466,000	$ 0.34	$ 0.17
Options exercised	(1,000)	$ 1.00
Options cancelled	(173,000)	$ 1.00
Options outstanding at June 30, 2001	1,103,000	$ 0.39

Options exercisable at June 30, 2001	574,000
Options exercisable at December 31, 2000	458,000

The Company granted a further 112,000 options subsequent to June 30, 2001 with an exercise price of $0.35 per option. A further 157,333 stock options with an exercise price of $0.35 were cancelled subsequent to June 30, 2001.

Compensation expense of $41,938 during the six-month period ended June 30, 2001 (2000 - $1,265,558) was recorded for options granted during the period to employees and consultants. Compensation expense for the periods ended June 30, 2001 and 2000, was allocated as follows:

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Stock Options - Continued

	Six-month periods ended June 30
Expense (recovery)	2001	2000

General and administration	$25,592	$493,114
Promotion and advertising	42,146	433,861
Research and development	(25,800)	338,583

	$41,938	$1,265,558

Stock options outstanding at June 30, 2001 were as follows:

	Outstanding
Exercise Prices	Number	Weighted Average Remaining Life (months)	Number Exercisable

$ 0.21	20,000	114	20,000
$ 0.35	1,008,000	101	479,000
$ 1.00	75,000	44	75,000
	1,103,000		574,000

Stock options granted to employees are accounted for using the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations which requires recognition of compensation where options are granted to employees with an exercise price below the trading price of the Company's common stock on the grant date. On March 1, 2001, the Board of Directors approved a repricing of 562,000 stock options to reduce exercise prices to $0.35 per option. The terms of the options and the vesting periods were unchanged. The trading value of the Company's common stock on the date of repricing was $0.4688 per share. Repricing of the employee stock options requires the option value be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.

Compensation expense for options granted to non-employees is recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 which requires such options to be measured at fair value using the Black-Scholes option pricing model. Such compensation is amortized over the period from the date of grant until the options vest. Compensation associated with unvested options is remeasured at each quarter end using the Black-Scholes option pricing model. The fair value of stock options granted during 2001 to non-employees estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions: no dividends, risk-free interest rate of 5%, volatility factor of the expected market price of the Company's common stock of 100% and an expected life of the options of 36 months.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Convertible Notes Payable

On August 18, 2000, the Company entered into an agreement to issue $2.1 million of Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

The Company issued $1.1 million of convertible notes on August 24, 2000 with the remaining $1.0 million issued in April 2001. The notes are immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. As a result of the issuance of convertible notes in April 2001, a beneficial conversion feature of $189,551 (based on 95% of the two lowest intra-day trading prices of the common stock of $0.26) was recorded as interest expense in the quarter ended June 30, 2001. At June 30, 2001, none of the convertible notes payable have been converted. In July 2001, the debenture holders converted $40,020 into 397,131 shares of the Company's common stock.

The convertible notes payable also contain 1,520,000 detachable warrants exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 to expiry on August 18, 2007 at a price of $1.75 per share. The value of the 750,000 warrants issued in April 2001 based on a Black-Scholes option pricing model was $75,000 using the following assumptions:

- No dividends;
- Risk-free interest of 5%
- Volatility of expected market price of the Company's common stock of 100%
- Expected life of the warrants of 48 months

The above discount of $75,000 and the $1,047,000 discount recognized in 2000 on the first tranche of debentures was recorded as additional paid-in capital and is being amortized as interest expense using the effective interest rate method over the term of the convertible notes payable. $54,000 was amortized during the six-month period ended June 30, 2001.

The convertible notes contain provisions, for among other matters, changes in the capital structure and situations where the Company issues common stock at a price of less than $1.60 per share.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

  Share Purchase Warrants

Details of share purchase warrants outstanding at June 30, 2001 were as follows:

	Number	Exercise Price	Expiry	Exercisable June 30 2001
Issued:
On private placement (*)	100,000	$ 3.00	February 2002	100,000
On private placement	850,000	$ 2.00	February 2002	850,000
On share exchange (Note 2)	86,665	$ 2.00	March 2002	86,665
On convertible notes (Note 5)	1,520,000	$ 1.75	August 2007	-

	2,556,665			1,036,665

(*) 100,000 warrants previously exercisable expired unexercised in February 2001.

  Commitments and Stock Compensation

a) On June 28, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

i) payment of $100,000 and 300,000 shares of the Company's common stock in 2000 (which has been paid);

ii) payment of $230,000 in 2001 (of which $130,000 has been paid);

iii) payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and

iv) right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of approximately $442,500, including $112,500 being the value attributable to the common stock using the trading price of the 300,000 shares of common stock issued in January 2001, is being recognized on a straight-line basis over the term of the contract. The cost associated with the stock component of the contract was determined on the date the stock was issued since negotiations over consideration with the consultant continued in the months subsequent to the performance date. During the six-month period ended June 30, 2001, the Company recorded an expense of $110,625. A further $121,250 is recorded as a prepaid expense in respect of future services.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

June 30, 2001 and 2000

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

e) In March 2001, the Company issued 500,000 shares of common stock to a company in exchange for a non-interest bearing promissory note repayable on March 5, 2002 in cash or in exchange for services provided to assist the Company in developing an investor relations program. The value of services received by the Company will be determined based on the trading price of the Company's common stock on the date the promissory note is repaid. No services were performed to June 30, 2001 and the Company has requested the common stock be returned, as it does not intend to consummate the service agreement. To June 30, 2001, the common stock has not been returned. The value of unearned compensation expense associated with the issued stock has been recorded at $100,000 being the trading price of the Company's common stock on June 30, 2001.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

We were formed in Nevada on August 30, 1995 under the name Austin Land & Development Inc. We changed our name to Merlin Software Technologies International, Inc. on January 7, 2000. We were inactive until the acquisition of 100% of the issued and outstanding shares of Merlin Software Technologies Inc. (a company incorporated in Nevada on June 25, 1999). That acquisition was completed by a share exchange reorganization with Merlin Software Technologies Inc. on April 26, 2000. Since incorporation, Merlin Software Technologies Inc. has been in the business of developing utility software programs for computers using a Linux or Unix operating system. Since April 26, 2000, our focus has been on the development and marketing of our two utility software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. Since January 1, 2001, our focus has been on the development of network appliance device incorporating our backup and restore program PerfectBACKUP+. and Communicado Fax Enterprise Edition. Our principal executive offices are located in Burnaby, British Columbia, Canada.

Selected Financial Data

Set forth below is selected financial data as of June 30, 2001 and June 30, 2000 and for the three-month periods ended June 30, 2001 and June 30 2000. As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. The financial information as of December 31, 2000 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this quarterly report.

	Three-month	Three-month	Six-month	Six- month
	period ended	period ended	Period ended	period ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$5,509	$8,888	$19,006	$18,870
Expenses

Depreciation	19,911	12,284	39,941	22,424
General and Administration	283,490	673,684	667,615	775,342
Professional fees	67,839	42,829	133,568	77,993
Promotion and advertising	118,666	487,165	289,024	789,880
Research and Development	221,173	510,453	331,044	623,422

	711,079	1,726,415	1,461,192	2,289,061

Loss from operations	(705,570)	(1,717,527)	(1,442,186)	(2,270,191)

Interest and financing costs	(252,522)	-	(286,183)	-

Net loss for the period	$(958,092)	$(1,717,527)	$(1,728,369)	$(2,270,191)

		As at June 30, 2001 (unaudited)	As at December 31, 2000

Working Capital (Deficit)		$(300,094)	$(111,977)
Total Assets		$469,829	$493,762
Total Stockholders' Equity (Deficit)		$(1,181,579)	$4,123
Deficit Accumulated in the Development Stage		$(5,806,259)	$(4,077,890)

We are still in our infancy as a viable commercial entity and consequently our focus since incorporation of our subsidiary has been on the identification of market needs, the development of our two software products and network-attached device, PerfectBACKUP+, Communicado Fax and Essential Server - to meet these needs, and the branding of our company and our products. The sales figures reported to date reflect direct sales of PerfectBACKUP+ and Communicado Fax Personal Edition from our web site. We believe that we will generate increased revenue over the next three fiscal years due to the upcoming release of our new product line, Essential Server, a network-attached device that presently incorporates our server version of PerfectBACKUP+ software and will subsequently incorporate our Communicado Fax version 4.0 Enterprise Edition. We reorganized our sales and business development group following the resignation of our Vice President, Sales and Marketing and the termination of our Vice-President, Business Development. We promoted 3 individuals with sales and marketing experience specifically in the Value-Added Reseller ("VAR") channel. We anticipate that the VAR channel will be the most cost-effective way in which to sell the Essential Server product. These three individuals and additional sales and marketing personnel to be added by August 31, 2001, will focus on increasing sales volume through the development of a large local and international VAR channel and partnering arrangements with other software developers. We expect that initial revenue growth will be reflected in the fourth quarter of fiscal 2001. We also anticipate a further increase in revenues in fiscal 2002, 2003 and 2004 which we expect will result from increased sales from our network appliance device combined with sales from the introduction of new products, which we may release during that period. We anticipate that the expected growth in revenues will enable us to attract additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

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

Three-Month Period Ended June 30, 2001 Compared to the Three-Month Period ended June 30, 2000.

Results of Operations

We incurred a net loss of $958,092 for the three-month period ended June 30, 2001 compared to a net loss of $1,717,527 for the comparative period in 2000. Comparison of the three-month period ended June 30, 2001 and the three-month period ended June 30, 2000 is provided below.

Sales

We recognized sales of $5,509 for the three-month period ended June 30, 2001, all of which were generated from orders for PerfectBACKUP+ and Communicado Fax Personal Edition from our website. Total sales were minimal due to a lack of market recognition of the product, the lack of funding required to launch an aggressive advertising campaign and a general downturn in the Linux Desktop Application market.

General and Administration

General and administration expenses decreased in the three-month period ended June 30, 2001 by $390,194 over the comparative period in 2000 to $283,490 primarily due to stock option compensation of $493,114 recorded during the three months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc. If not for stock option compensation expense in 2000, this expense has increased in 2000 over 2001. Increases to overall staffing levels and increased costs associated with corporate finance consultants have contributed to the otherwise increase in general and administration expense over 2000.

Professional Fees

Professional fees increased in the three-month period ended June 30, 2001 by $25,010 to $67,839 due to the additional legal services required to close the second tranche of convertible note funding received in April 2001. Additionally, ongoing assistance and required compliance work with regulatory filings since the reverse acquisition in April 2000, in addition to the increase in general corporate matters pursuant to the overall increase in the activity level, have significantly impacted the fees incurred between 2001 and 2000.

Promotion and Advertising

Promotion and advertising expenses decreased by $368,499 from $487,165 during the three-month period ended June 30, 2000 to $118,666 in the three-month period ended June 30, 2001 primarily due to stock option compensation of $433,861 recorded during the three months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc. Increases to overall staffing levels in the area of advertising and promotion have contributed to the otherwise increase in promotion and advertising expense over 2000.

Operating capital was spent on the development of our new product, the Essential Server, so, consequently, we lacked the additional capital resources required to implement and support an effective sales and marketing program (i.e. we lacked the financial resources for an aggressive marketing and advertising campaign). This lack of resources combined with our focus on the research and development of the Essential Server Product limited our ability to generate any significant revenues.

Research and Development

Research and development charges decreased in the three-month period ended June 30, 2001 by $289,280 to $221,173 primarily due to stock option compensation of $338,583 recorded during the three months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc. Increases to overall staffing levels in the area of research and development have contributed to the otherwise increase in research and development expense over 2000.

Interest and financing costs

Interest and financing costs increased in the three-month period ended June 30, 2001 by $252,522 primarily due to the recognition of $189,551 as the beneficial conversion feature associated with the issuance of the second tranche of convertible notes as well as $57,384 being accrued interest on the convertible notes and the amortization of the discount on the convertible notes issued in August 2000 and April 2001. The discount substantially results from the Black Scholes value of $1,047,000 attributable to the first tranche of detachable share purchase warrants issued in August 2000 in connection with convertible notes. A value of $75,000 was attributed to the warrants attached to the second traunche of convertible notes issued in April 2001.

Six-Month Period Ended June 30, 2001 Compared to the Six-Month Period ended June 30, 2000.

Results of Operations

We incurred a net loss of $1,728,369 for the six-month period ended June 30, 2001 compared to a net loss of $2,270,191 for the comparative period in 2000. Comparison of the six-month period ended June 30, 2001 and the six-month period ended June 30, 2000 is provided below.

Sales

We recognized sales of $19,006 for the six-month period ended June 30, 2001 compared to sales of $18,870 for the comparative period in 2000. In the six-month period ended June 30, 2001, sales of $19,006 were generated from orders for PerfectBACKUP+ and Communicado Fax Personal Edition from our website. Total sales were minimal due to a lack of market recognition of the product, the lack of funding required to launch an aggressive advertising campaign and a general downturn in the Linux desktop applications market.

General and Administration

General and administration expenses decreased in the six-month period ended June 30, 2001 by $107,727 over the comparative period in 2000 to $667,615 primarily due to stock option compensation of $493,114 recorded during the six months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc. In 2001, we recognized additional compensation expense of $116,426 related to corporate finance and employee recruitment services settled with 463,571 shares of our common stock. Finally, increases in the staffing of our company and increased costs associated with corporate finance consultants have contributed to the otherwise increase in general and administration expense over 2000.

Professional Fees

Professional fees increased in the six-month period ended June 30, 2001 by $55,575 to $133,568 due to the additional legal services required to clear our Form SB-2 Registration Statement associated with the convertible notes and to close the second tranche of convertible note funding received in April 2001. Additionally, ongoing assistance and required compliance work with regulatory filings since the reverse acquisition in April 2000, in addition to the increase in general corporate matters pursuant to the overall increase in the activity level, have significantly impacted the fees incurred between 2001 and 2000.

Promotion and Advertising

Promotion and advertising expenses decreased by $500,856 from $789,880 during the six-month period ended June 30, 2001 to $289,024 compared to the six-month period ended June 30, 2000 primarily due to stock option compensation of $433,861 recorded during the six months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc. Additionally, the decrease was attributed to the overall decrease in spending on advertising, public relations, and investor relations. Operating capital was spent primarily on the development of our new product line, the Essential Server, so, consequently, we lacked the additional capital resources required to implement and support an effective sales and marketing program (i.e. we lacked the financial resources for an aggressive marketing and advertising campaign). This lack of resources combined with our focus on the research and development of the Essential Server product limited our ability to generate any significant revenues.

Research and Development

Research and development expenses decreased during the six-month period ended June 30, 2001 by $292,378 to $331,044 primarily due to stock option compensation of $338,583 recorded during the six months ended June 30, 2000 in connection with options exchanged on the reverse acquisition of Merlin Software Technologies Inc.

Interest and financing costs

Interest and financing costs increased in the six-month period ended June 30, 2001 by $286,183 primarily due to the recognition of $189,551 as the beneficial conversion feature associated with the issuance of the second traunche of convertible notes as well as $85,459 being accrued interest on the notes and the amortization of the discount on the convertible notes issued in August 2000 and April 2001. The discount substantially results from the Black Scholes value of $1,047,000 attributable to the first tranche of detachable share purchase warrants issued in August 2000 in connection with convertible notes. A value of $75,000 was attributed to the warrants attached to the second traunche of convertible notes issued in April 2001.

Summary

Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of updated versions of our existing software products and our new hardware appliance, the continuing successful development of our software products and related technologies and finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2000 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Liquidity and Capital Resources

Our principal capital requirements to date have been to fund: (1) the development of PerfectBACKUP+, Communicado Fax and a line of network attached devices under the Essential Server product name; (2) the marketing and advertising activities undertaken to raise awareness of our company and our software products; and (3) the promotion and investor relation programs in place to disseminate information about our company and our products. During the six-month period ended June 30, 2001, we incurred a loss of $1,728,369 , including non-cash stock compensation expense of $41,938 and additional compensation of $116,426 related to expenses settled with 463,571 shares of common stock. ($118,752 of expenses associated with the issuance of these common shares were recorded in the third and fourth quarters of 2000.) Stock options and common stock are key compensation elements to reward our consultants and employees while preserving cash flow during our development stage. In connection therewith, in March 2001, we repriced all existing options previously outstanding to $0.35, reflecting the then current range of market prices associated with our common stock.

Net cash used in operating activities for the six-month period ended June 30, 2001 was $1,235,353 compared to net cash used in operating activities of $1,073,065 during the comparative period in 2000. The increase in cash used in operating activities is substantially attributed to $703,092 increase in the net loss (before stock option compensation expense) for the six-month period ended June 30, 2001 compared to June 30, 2000. Included in this increased net loss was $489,902 in other non cash expenses. Additionally, including an amount pursuant to a corporate finance agreement, Merlin prepaid $106,614 of expenses during the six-month period ended June 30, 2001. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely. Accounts payable and accrued liabilities are relatively constant to balances on hand at December 31, 2000.

Net cash provided by financing activities during the six month period ended June 30, 2001 was $1,201,000 primarily comprised of the receipt of our second tranche of convertible note funding totalling $1 million bearing interest at a face amount of 10% per annum and containing detachable warrants exercisable at $1.75 until August 2007. The notes contain the same terms as existed on the first tranche of convertible note financing received in August 2000. In June 2001, we received an additional $200,000 from one of the debenture holders as additional advances bearing interest at 10% per annum and due on demand. A further $100,000 was advanced in July 2001.

Net cash used in investing activities during the six-month period ended June 30, 2001 was $32,529 (2000 - $47,936) which was directly spent in the acquisition of fixed assets, primarily computer equipment. The net decrease in cash during the six-month period ended June 30, 2001 was $66,882, leaving us with a cash balance at June 30, 2001 of $149,832.

We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements to March 31, 2002, by which date we anticipate having raised a further $7.0 - $10.0 million which will finance our operations and working capital requirements for a further 24 months. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

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

Future Cash Requirements

We expect that our recent reorganization of senior sales and marketing personnel and the commercial release of our network appliance device will lead to an increase in revenues during the remainder of fiscal 2001. We expect that further development and marketing of this product combined with the planned introduction of new products or updated versions of our existing products in the first quarter of 2002 will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2001, we do not anticipate that this will materialize until the fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $2.3 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of $2.3 million are based on our estimates for operational costs for the period ending December 31, 2001 and expanded sales and marketing programs. We estimate that approximately $635,000 will be required to hire marketing and sales personnel and to implement our planned sales and marketing program. A further $838,000 will be required to fund the production costs of our network appliance devices if we hit our sales target. The balance of $848,000 will be required to support general corporate expenses. We expect to obtain interim financing. through to March 31, 2002, by which time we anticipate having raised a further $7.0 - $10.0 million. We intend to meet the balance of our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing. Additionally, we are actively soliciting various Canadian government agencies who provide funds by way of government grants made available to high-technology companies operating in Canada.

Plan of Operation

Our primary objective in the next 24 months will be to aggressively implement a sales and marketing program in connection with the sale of our network appliance devices. Our first product in the Essential Server line of network-appliances will be officially launched on September 5, 2001, and will begin shipping, in volume, to customers from that date. Development continues on expanding the Essential Server product line and we expect to begin delivery of these additional products before the end of April, 2002. In addition to this, we are presently investigating OEM and private label for our full product range.

In conjunction with the development of the Essential Server product line, we are building a business development group that will not only provide professional services revenue but will bring added value and differentiation to the Essential Server product.

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

Our strategy is to continue to enhance the features and functionality of our Essential Server network appliance device in addition to our software products PerfectBACKUP+ and Communicado Fax to meet the continually advancing requirements of our customers. At the same time, we may seek to acquire and develop new software programs to meet the needs of a broader group of users and will take advantage of other technologies that will leverage our existing products and skill-set to provide additional solutions to existing and future customers.

To June 30, 2001, we have expended $1,163,475 on the development of our Essential Server network appliance device and it's proprietary software, PerfectBACKUP+, Communicado Fax and other products. We will expend a significant amount of time in the next 24 months on market research and development activities. These activities will focus on the following three areas: updating the design and adding new features to our network attached appliance device and it's proprietary software, extending the functionality and feature set of PerfectBACKUP+ and Communicado Fax, and porting other software applications to the Linux platform for integration into our network appliance device. By updating the design and features, our software products will become more functional and easier to use. Although we believe that the current release of PerfectBACKUP+, Communicado Fax and our management interface software for our network appliance device is competitive, we will continue to update the design of and add new features to these products in order to ensure that that they remain competitive in our target market. We do not anticipate encountering any uncertainties in updating the design or adding new features and will add such features as are demanded or requested by users of our software products. The benefit of porting, or translating our software programs so that they are capable of running on other operating systems is that our products become saleable to a greater number of users.

Marketing

In order to generate any significant sales volume, we predict that we must recruit additional sales and marketing personnel, to assist in growing and supporting the VAR channel in North America and internationally. Should we develop other applications for specific markets as part in our network appliance device we will have to recruit sales people with specific knowledge of that market. The addition of these personnel will ensure that the overall strategy for sales of our products is developed and maintained for each of these key marketing channels. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require us to place advertisements in several key trade magazines and publications as well as exhibiting our software products at the major tradeshows held throughout the year.

Personnel

As of June 30, 2001, we have 30 permanent employees, with 7 in the area of corporate administration, 16 in product development and 7 in sales and marketing. We also have 3 independent contractors providing investor relation and management consulting services. In the next 18 months, we plan to expand our total number of permanent employees in these same departments to approximately 100.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to lease computer hardware and software for our ongoing operations.

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

RISK FACTORS

Merlin is a Development Stage Company AND HAS NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION Which Makes IT DIFFICULT TO EVALUATE WHETHER it WILL OPERATE PROFITABLY.

We are a development stage company which is primarily involved in the development, manufacture and marketing of network appliance devices incorporating our utility software programs that operate on the Linux and Unix operating systems. While we have been in existence for 24 months during which time we were focused on the development and marketing of our standalone software products, we have realized insignificant revenues to date and we are just starting to market our new product line, Essential Server. As a result, we do not have a historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our software programs and hardware products and to eventually generate operating revenues will depend on our ability to, among other things:

1. successfully develop and market our utility software products, including PerfectBACKUP+ and Communicado Fax and our network attached appliance device;

2. successfully continue to enhance our current software and hardware products to keep pace with changes in technology and changes demanded by users of such products; and

3. obtain the necessary financing to implement our business plan.

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

We incurred a consolidated loss for the six-month period ended June 30, 2001 of $1,728,369 and a loss of $2,270,191 for the same period in fiscal 2000. We have generated only $41,219 in revenues from our inception on June 25, 1999 to June 30, 2001. Although we anticipate revenues to increase, we also expect development costs and operating costs to increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software and hardware products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software, hardware or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to June 30, 2001 of $5,806,259. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We believe sufficient funds are available through current cash balances and via interim funding as needed to pay for ongoing operating costs and capital expenditures through March 31, 2002. We have projected that we will require approximately $7.0 - 10.0 million over the period ending December 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1. the demand for our network attached device exceeds our current projections;

2. our projections for the sales and marketing costs of our network attached devices are understated;

3. we incur delays and additional expenses as a result of technology failure;

4. we are unable to create a substantial market for our network appliance devices or expand our market for our current software products; or

5. we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business objectives.

We will depend almost exclusively on outside capital to pay for the continued development of our network appliance devices and our current software products PerfectBACKUP+ and Communicado Fax. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we were unable to obtain financing in amounts and on terms deemed acceptable, our business and future success may be adversely affected.

we expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development and sale of network appliance devices and our software products. if we are unable to hire staff to handle sales and marketing of our products and manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the development and sale of our network appliance devices, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

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

Assuming a 75% decline in the price of our common stock from the price on March 1, 2001, we would be required to issue 18,853,102 shares upon conversion of all the convertible notes and 1,520,000 shares upon exercise of all the warrants. The total amount of shares issued would be 20,373,102 and would represent approximately 62% of our current issued and outstanding shares after such conversion of the notes and the exercise of the warrants (assuming no exercises of otherwise outstanding stock options and warrants). These numbers are also impacted by the provision in the agreement whereby none of the four note holders is permitted to hold more than 9.9% of our company's stock at any one time.

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

The actual daily trading volume of our shares of common stock over the three months ended June 30, 2001 has averaged less than 36,000 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 13,884,059 shares of common stock issued and outstanding as of August 1, 2001. Through the registration statement that we filed, which was declared effective on March 30, 2001, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 1,197,131 of which are included in the 13,487,928 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock.

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

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF our network appliance devices, OUR ability to generate REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our network appliance devices. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of these devices is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of these devices, as a result of competition, technological change, lack of consumer demand, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these devices, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing any of these devices or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

we have sold only limited quantities of perfectbackup+ and communicado fax and are ONLY now COMMENCing THE MARKETING AND SELLING OF OUR NETWORK ATTACHED APPLIANCES. if the computer and technology industry does not accept our products, WE WILL BE UNABLE TO successfully BUILD OUR BUSINESS.

We have sold only limited quantities of our software programs. Our success will depend on the acceptance of our network attached appliances products by the computer and technology industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. We cannot assure you that our existing or proposed network attached devices will be accepted by the small and medium-sized enterprises at sufficient levels to support our operations and build our business.

We are Dependent on VALUE-ADDED Resellers and Distributors for the Sales of Our Products and if We are not Successful in Expanding our Distribution Channels, Our Ability to Generate Revenues WILL Be Harmed.

We are dependent on the VAR channel for the sales and distribution of our network attached appliances, website sales and software distributors for the distribution of our software products. Should we develop a niche market network attached appliance, we will be dependant on the accepted sales and distribution channel of that specific market. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our network attached devices or software products to these channels in a timely manner or that these channels will be able to sell our products in volumes anticipated by us. Further, these channels are the only significant channels in which to distribute our products. In addition, we have only limited experience in marketing our network attached device through VARs and we will have little, if any, control over our third-party distributors. There can be no assurance that we will be successful in our efforts to generate revenue from these distribution channels. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

Rapid Technological Changes in the Computer Software and Hardware Industry Could Render Our Products Non-competitive or Obsolete and consequently affect our ability to generate revenues and become or remain profitable.

The development and sales of our network appliance device and software programs are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage software developers and programmers who are experienced in the utility software program market, we only have limited experience in developing and marketing such utility software programs.

In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the network appliance device and software programs provided by us. Those technological advances could also lower the costs of other network appliance device and software programs that compete with our network appliance device and software programs, resulting in pricing or performance pressure on our network appliance device and software programs, which could adversely affect our results of operations.

Unscheduled Delays in Development of Our NETWORK-ATTACHED DEVICEs AND SOFTWARE Products or the Implementation of Our Sales Program Could Result in Lost or Delayed Revenues.

Delays and related increases in costs in the further development or improvement of our network appliance device and our software products PerfectBACKUP+, Communicado Fax and the management interface for our network appliance device or the implementation of our sales and marketing program could result from a variety of causes, including:

1. delays in the development, testing and commercial release of our network appliance devices or software programs

2. delays in hiring or retaining experienced software developers and programmers;

3. delays in locating and hiring experienced sales and marketing professionals; and

4. delays caused by other events beyond our control.

There can be no assurance that we will successfully develop further enhancements to our Essential Server network appliance device or our software products PerfectBACKUP+ and Communicado Fax on a timely basis ,or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our network appliance device or software programs or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

even though we treat our software programs as proprietary, neither THE MANAGEMENT INTERFACE FOR THE NETWORK APPLIANCE DEVICE OR OUR OTHER SOFTWARE PRODUCTS, PERFECTBACKUP+ OR COMMUNICADO FAX, are protected by any patents. accordingly if we are unable to protect our intellectual property rights, our business operations could be adversely affected.

Although we have applied for or are in the process of applying for copyright registration in the United States for both PerfectBACKUP+ and Communicado Fax, neither PerfectBACKUP+ or Communicado Fax is protected by any patents. We have however filed a provisional patent application with the United States Patent Office in connection with a specific component of Communicado Fax. We do treat our software programs and their associated technology as proprietary. Despite the precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer our product or otherwise emulate their functionality thus having a significant negative impact on their commercial value.

The Loss of robert heller or any of Merlin's Key ENGINEERS and developers Would Have an Adverse Impact on Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the technical expertise of Robert Heller and other key engineers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Robert Heller or any of Merlin's engineers and developers could have a material adverse effect on our business, development, financial condition, and operating results. We are in the process of obtaining "key person" life and disability insurance on Robert Heller.

the software AND HARDWARE industry, including the software industry for linux and unix operating systems is in a highly competitive industry and SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE WE ARE IN THE PROCESS OF ESTABLISHING OUR NAME RECOGNITION AND BECAUSE OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

We will encounter competition from other software companies and from an increasingly competitive computer software industry in general. The growing market for network appliance devices utility software programs for the Linux and Unix operating systems has attracted new market participants as well as expansion by established participants resulting in substantial and increasing competition. Many of our present and future competitors in the network appliance device and utility software program market have substantially greater financial, marketing, technical and development resources, name recognition, and experience than we do.

Our competitors may be able to respond more quickly to new or emerging advancements in the network appliance device and utility software program market and to devote greater resources to the development, promotion and sale of their software programs. In addition, companies that develop operating systems could introduce new or upgrade existing operating systems or environments that include similar software programs to those offered by us, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

While we believe that the Essential Server product line, PerfectBACKUP+ and Communicado Fax are competitive in the network applianceq device and utility software program market respectively, no assurances can be given that competitors, in the future, will not succeed in developing better devices or software programs.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to capture a larger portion of the market share for such devices or software programs. This type of existing and future competition could affect our ability to form and maintain agreements with our distribution, reseller, bundling and marketing partners. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

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

Item 2. Changes in Securities.

On January 4, 2001, we granted to one of our directors and officers stock options to purchase 66,667 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature, in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

Also on January 4, 2001, we granted to one of our directors and officers stock options to purchase 20,000 shares of our common stock at an exercise price of $0.21. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On March 1, 2001, we granted to 13 of our employees stock options to purchase an aggregate of 103,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On March 23, 2001, we granted to six of our employees stock options to purchase an aggregate of 72,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On April 17, 2001 we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On April 18, 2001 we granted to one of our employees stock options to purchase an aggregate of 12,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On April 24, 2001 we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) of the Securities Act of 1933 and/or in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

On May 16, 2001, we granted to two of our directors stock options to purchase an aggregate of 72,000 shares of our common stock at an exercise price of $0.35. The stock options were granted in a transaction that was private in nature in reliance upon Section 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 16, 2001, Jerome Conlon and Dr. Curt Alexander were appointed directors of our company.

In July, 2001, Kevin O'Reilly resigned from his position as our Vice President of Sales and Marketing and on July 20, 2001, James Baglot was released from his position as our Vice President of Business Development.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

We did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

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

10.1 Agreement between Merlin Software Technologies International, Inc. and The Nostas Group, dated July 25, 2001

(21) Subsidiary

21.1 Merlin Software Technologies Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES
INTERNATIONAL, INC.

By: /s/ Robert Heller
Robert Heller, President and CEO/Director
Date: August 14, 2001

By: /s/ Trevor McConnell
Trevor McConnell, Chief Financial Officer
and Treasurer/Director
Date: August 14, 2001