Form 10QSB
period 2001-09-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-19
CIK 1091394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

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

15,736,908 common shares outstanding as of November 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Merlin Software Technologies International, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2001 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Burnaby, British Columbia
Date: November 19, 2001

/s/ signed
Director of Merlin Software Technologies International, Inc.

The consolidated interim financial statements for the quarter ended September 30, 2001 are appended to this Form 10-QSB as Exhibit 99.

Item 2. Management's Discussion and Analysis.

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

Between April 26, 2000 and December 31, 2000, we focussed on the development and marketing of our two utility software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. Between January 1, 2001 and the quarter ended September 30, 2001, we focussed our attention on the development of a network appliance device, Essential Server, which incorporates PerfectBACKUP+ and which will eventually incorporate Communicado Fax Enterprise Edition. We launched Essential Server on September 5, 2001.

Following the end of the quarter, on October 16, 2001, we announced the launch of our new security and loss prevention system, SecurDVR, that provides cost effective monitoring and surveillance for North American retailers, commercial/industrial property managers and hospitality operators. SecurDVR integrates up to 16 closed circuit television cameras for fast image retrieval and high-availability digital storage, through the utilization of state-of-the-art digital recording and image capture.

Our principal executive offices are located in Burnaby, British Columbia, Canada.

Selected Financial Data

Set forth below is selected financial data as of September 30, 2001 and September 30, 2000 and for the three-month periods ended September 30, 2001 and September 30 2000. As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. The financial information as of December 31, 2000 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this quarterly report.

	Three-month period ended September 30, 2001	Three month period ended September 30, 2000	Nine-month period ended September 30, 2001	Nine-month period ended September 30, 2000

Sales	6,857	2,431	25,863	21,301

Expenses

Depreciation	17,627	12,053	57,568	34,477
General and Administration	268,718	468,804	936,333	1,250,381
Professional fees	44,756	41,822	178,324	119,815
Promotion and advertising	209,163	80,398	498 ,187	870,278
Research and Development	166,533	81,985	497,577	705,407

	706,797	685,062	2,167,989	2,980,358

Loss from operations	(699,940)	(682,631)	(2,142,126)	(2,959,057)

Interest and financing costs	(143,276)	(97,801)	(429,459)	(91,566)

Net loss for the period	(843,216)	(780,432)	(2,571,585)	(3,050,623)

		As at September 30 2001	As at September 30 2000	As at December 31, 2000

Working Capital (Deficit)		(1,117,455)	493,762	(111,977)
Total Assets		521,881	1,024,477	493,762
Total Stockholders Equity (Deficit)		(1,950,698)	578,066	4,123
Deficit Accumulated in the Development Stage		(6,649,475)	(3,667,251)	(4,077,890)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products to meet these needs, and the branding of our company and our products. Until recently, our primary focus has been on the development and sale of our two software products, PerfectBACKUP+ and Communicado Fax. The sales figures reported to date substantially consist of direct sales of PerfectBACKUP+ and Communicado Fax Personal Edition from our web site. and the shipment of our Essential Server product to one of our Value-Added Ressellers.

We believe that we will generate increased revenue over the next three fiscal years with the release of our new product lines, Essential Server and SecurDVR. Essential Server is a network-attached device that presently incorporates our server version of PerfectBACKUP+ software, and that will eventually incorporate our Communicado Fax version 4.0 Enterprise Edition. SecurDVR is a security and loss prevention system that integrates up to 16 closed circuit television cameras, utilizing state-of-the-art digital recording and image capture. In September 2001 we shipped our first Essential Server product to one of our Value-Added Resellers.

We reorganized our sales and business development group following the resignation of our Vice President, Sales and Marketing and the termination of our Vice-President, Business Development in July, 2001. We have promoted 3 individuals with sales and marketing experience specifically in the Value-Added Reseller ("VAR") channel. We anticipate that the VAR channel will be the most cost-effective way through which to sell the Essential Server and SecurDVR products. In addition to these individuals, we have engaged additional sales and marketing personnel over the past two quarters. We will focus on increasing sales volume through the development of a large local and international VAR channel and partnering arrangements with other software developers. We expect that initial revenue growth will be reflected in the fourth quarter of fiscal 2001. We also anticipate a further increase in revenues in fiscal 2002, 2003 and 2004, which we expect will result from increased sales of Essential Server, combined with sales of new products, such as SecurDVR, which we may release during that period.

We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that our estimated revenue growth can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our business and future success may be adversely affected.

The acquisition of Merlin Software Technologies Inc. was accounted for as a reverse acquisition, as the former stockholders of Merlin Software Technologies Inc. controlled approximately 64% of our common stock immediately after the acquisition. Pursuant to the accounting requirements for reverse acquisitions, the financial statements subsequent to the acquisition are presented as a continuation of Merlin Software Technologies Inc. The operations of Merlin Software Technologies Inc. (incorporated in June 1999) prior to the acquisition were limited to product development and corporate organizational activities. The acquisition by our company provided Merlin Software Technologies Inc. with the access to capital markets necessary to expand development of our products.

Three-Month Period Ended September 30, 2001 Compared to the Three-Month Period ended September 30, 2000.

Results of Operations

We incurred a net loss of $(843,216) for the three-month period ended September 30, 2001 compared to a net loss of $(780,432) for the comparative period in 2000. Comparison of the three-month period ended September 30, 2001 and the three-month period ended September 30, 2000 is provided below.

Sales

We recognized sales of $6,857 for the three-month period ended September 30, 2001, some of which were generated from orders for PerfectBACKUP+ and Communicado Fax Personal Edition from our website the majority of which resulted from the initial shipment of our Essential Server product in September. Total sales were minimal due to a lack of market recognition for Linux desktop application software and the company's focus on the development and launch of it's Essential Server product in September 2001.

General and Administration

General and administration expenses decreased in the three-month period ended September 30, 2001 by $200,086 over the comparative period in 2000 to $268,718. The decline occurred primarily due to a reduction in consulting fees for corporate finance services from 2000 to 2001 as well as a reduction in stock option compensation recognized in connection with options granted during the periods.

Professional Fees

Professional fees increased in the three-month period ended September 30, 2001 by $2,934 to $44,756 however they remain consistent with professional fees incurred during the comparative period in 2000 for both legal and regulatory compliance services.

Promotion and Advertising

Promotion and advertising expenses increased by $128,765 from $80,398 during the three-month period ended September 30, 2000 to $209,163 in the three-month period ended September 30, 2001 primarily due to an increase in the number of sales and marketing personnel required to carry out an effective sales and marketing program for the Company's products. In addition to increased personnel costs, we incurred additional costs related to the development of the VAR channel for the reselling of our products and product branding expenditures.

The expenditures that we incurred in the development of our VAR channel and product branding we expect will generate an increase in revenues for the Company commencing in the fourth quarter of fiscal 2001

Research and Development

Research and development charges increased in the three-month period ended September 30, 2001 by $84,548 to $166,533 primarily due to the addition of six additional engineers to complete the development of the Essential Server product and to provide for the product's ongoing upgrade and support. Interest and financing costsInterest and financing costs increased in the three-month period ended September 30, 2001 by $45,375 primarily due to the recognition of three months of accrued interest in 2001 on the convertible notes and the amortization of the discount on the convertible notes issued in August 2000 and April 2001. In 2000, the interest was only accrued for one month subsequent to the issuance of the first tranche of debentures and included a beneficial conversion feature of $53,000 in 2000. The discount amortization substantially results from the Black Scholes value of $1,047,000 attributable to the first tranche of detachable share purchase warrants issued in August 2000 in connection with convertible notes. A value of $75,000 was attributed to the warrants attached to the second tranche of convertible notes issued in April 2001.

Nine-Month Period Ended September 30, 2001 Compared to the Nine-Month Period ended September 30, 2000.

Results of Operations

We incurred a net loss of $2,571,585 for the nine-month period ended September 30, 2001 compared to a net loss of $3,050,623 for the comparative period in 2000. Comparison of the nine-month period ended September 30, 2001 and the nine-month period ended September 30, 2000 is provided below.

Sales

We recognized sales of $25,863 for the nine-month period ended September 30, 2001 compared to sales of $21,301 for the comparative period in 2000. In the nine-month period ended September 30, 2001, sales of $25,863 were generated primarily from orders for PerfectBACKUP+ and Communicado Fax Personal Edition from our website. Total sales were minimal due to a lack of market recognition of Linux desktop application software, and the Company's focus on the development and launch of it's Essential Server product in September 2001.

General and Administration

General and administration expenses decreased in the nine-month period ended September 30, 2001 by $314,048 over the comparative period in 2000 to $936,333 primarily due to a decrease in stock option compensation of $515,354 recorded in the nine-month period ended September 30, 2000 compared to the comparative period in 2001. Stock option compensation was significant in 2000 as such compensation was recognized in connection with the options of Merlin Software Technologies Inc exchanged for options of the public company. Disregarding the difference attributable to stock option compensation, general and administration expenses increased in the nine-month period ended September 30, 2001 by $201,306 to $936,333. This increase was due to additional compensation expense related to corporate finance services settled with shares of our common stock, the addition of additional personnel during the period and the general increase in the overall level of business activity associated with the introduction of two new products.

Professional Fees

Professional fees increased in the six-month period ended September 30, 2001 by $58,509 to $178,324 due primarily to additional legal fees incurred to close the second tranche of convertible debt funding in April 2001. Additionally, ongoing assistance and required compliance work with regulatory filings since the reverse acquisition in April 2000, in addition to the increase in general corporate matters pursuant to the overall increase in the activity level, have significantly impacted the fees incurred between 2001 and 2000.

Promotion and Advertising

Promotion and advertising expenses decreased by $372,091 from $870,278 during the nine-month period ended September 30, 2000 to $498,187 during the nine-month period ended September 30, 2001, primarily due to the difference in stock option compensation, being $383,797, recorded in the nine-month period ended September 30, 2000 compared to the comparative period in 2001. Stock option compensation was significant in 2000 as such compensation was recognized in connection with the options of Merlin Software Technologies Inc. exchanged for options of the public company. Disregarding the difference attributable to stock option compensation, promotion and advertising expenses increased in the nine-month period ended September 30, 2001 by only $11,706 from the comparative period. The nature of the expenditures incurred in both the current and comparative periods are for the personnel and marketing resources required to support the launch and distribution of the products that the Company launched during the comparative periods being the Essential Server product in the nine-month period ended September 30, 2001 and the PerfectBackup and Communicado Fax desktop software in the comparative period in 2000.

Research and Development

Research and development expenses decreased during the nine-month period ended September 30, 2001 by $207,830 to $497,577 primarily due to the difference in stock option compensation, being $366,806, recorded in the nine-month period ended September 30, 2000 compared to the comparative period in 2001. Disregarding the difference attributable to stock option compensation, research and development expenditures increased by $158,976 in the nine-month period ended September 30, 2001 over the comparative period. This increase was attributable to the addition engineers during the period to complete the development of the Essential Server product and provide for the product's ongoing upgrade and support.

Interest and financing costs

Interest and financing costs increased in the nine-month period ended September 30, 2001 by $337,893 primarily due to the recognition of $189,551 as the beneficial conversion feature associated with the issuance of the second tranche of convertible notes as well as a full three months of accrued interest on the notes and the amortization of the discount on the convertible notes issued in August 2000 and April 2001. In 2000, the interest was only accrued for one month subsequent to the issuance of the first tranche of debentures and included a beneficial conversion feature of $53,000 in 2000. The discount substantially results from the Black Scholes value of $1,047,000 attributable to the first tranche of detachable share purchase warrants issued in August 2000 in connection with convertible notes. A value of $75,000 was attributed to the warrants attached to the second tranche of convertible notes issued in April 2001.

Summary

Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of updated versions of our existing software products and our new hardware appliance devices, the continuing successful development of our software products and related technologies, and, finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2000 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Liquidity and Capital Resources

Our principal capital requirements to date have been to fund: (1) the development of PerfectBACKUP+, Communicado Fax and a line of network attached devices under the Essential Server and SecurDVR product names (2) the marketing and advertising activities undertaken to raise awareness of our company, our software products and network-attached devices; and (3) the promotion and investor relation programs in place to disseminate information about our company and our products. During the nine-month period ended September 30, 2001, we incurred a loss of $2,571,585 including non-cash interest and financing expenses associated with the issuance of the convertible notes of $342,398 and additional compensation of $235,178 related to expenses settled with 463,571 shares of common stock. Net cash used in operating activities for the nine-month period ended September 30, 2001 was $1,816,081 compared to net cash used in operating activities of $1,495,464 during the comparative period in 2000. The increase in cash used in operating activities is substantially attributed to the increase in the Company's net loss for the nine-month period ended September 30, 2001 compared to September 30, 2000. Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely. Accounts payable and accrued liabilities are relatively constant to balances on hand at December 31, 2000.

Net cash provided by financing activities during the nine month period ended September 30, 2001 was $1,921,000 primarily comprised of $1,000,000 being the second tranche of funding under the convertible debenture agreement and secondly $920,000 being the proceeds of an unsecured demand loan from one of the Convertible Noteholders. A further $480,000 was advanced by the Noteholder subsequent to September 30, 2001. During the period ended September 30, 2001, approximately $65,000 of the convertible notes were converted into 593,881 shares of common stock while subsequent to the period end, accrued interest to date was converted into 1,280,499 shares of our common stock.

Net cash used in investing activities during the nine-month period ended September 30, 2001 was $141,622 (2000 - $54,504) which was directly spent in the acquisition of fixed assets, primarily computer equipment and product development costs for the Essential Server and SecurDVR products. The net decrease in cash during the nine-month period ended September 30, 2001 was $36,703 leaving us with a cash balance at September 30, 2001 of $180,011.

We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements to March 31, 2002, by which date we anticipate having raised a further $7.0 - $10.0 million which will finance our operations and working capital requirements for a further 12 months. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

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

Future Cash Requirements

We expect that the recent reorganization of senior sales and marketing personnel and the commercial release of Essential Server and SecurDVR will lead to an increase in revenues during the remainder of fiscal 2001. We expect that further development and marketing of these products, combined with the planned introduction of new products or updated versions of our existing products in the first quarter of 2002, will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2001, we do not anticipate that this will materialize until the fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $1.9 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of 1.9 million are based on our estimates for operational costs for the period ending December 31, 2001 and expanded sales and marketing programs. We estimate that approximately $290,255 will be required to hire marketing and sales personnel and to implement our planned sales and marketing program. A further $726,000 will be required to fund the production costs of and SecurDVR if we hit our sales targets. The balance of $883,745 will be required to support general corporate expenses. We expect to obtain interim financing through to March 31, 2002, by which time we anticipate having raised a further $7.0 - $10.0 million. We intend to meet the balance of our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing.

Plan of Operation

Our primary objective in the next 24 months will be to aggressively implement a sales and marketing program in connection with the sale of Essential Server and SecurDVR. Our first product in the Essential Server line of network-appliances was officially launched on September 5, 2001, and began shipping, to customers from that date. We announced the launch of SecurDVR following the end of the quarter, on October 16, 2001.

Development continues on expanding both the Essential Server and SecurDVR product lines and we expect to begin delivery of both of these additional products before the end of April, 2002. In addition to this, we are presently investigating OEM and private label for our full product range.

Research and Development

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance our current software programs and network appliance devices to meet a wide range of customer needs and to develop new products in order to rapidly attract new customers and provide additional solutions to existing and future customers.

Our strategy is to continue to enhance the features and functionality of our Essential Server and SecurDVR network appliance devices to meet the continually advancing requirements of our customers. At the same time, we may seek to acquire and develop new software programs to meet the needs of a broader group of users and will take advantage of other technologies that will leverage our existing products and skill-set to provide additional solutions to existing and future customers.

To September 30, 2001, we have expended $1,330,008 on the development of our Essential Server network appliance device and its proprietary software, PerfectBACKUP+, Communicado Fax and other products, including SecurDVR. We will expend a significant amount of time in the next 12 months on market research and development activities. These activities will focus on the following three areas: updating the design and adding new features to our network attached appliance devices and their proprietary software, By updating the design and features and proprietary software, our products will become more functional and easier to use. Although we believe that the current release of PerfectBACKUP+, Communicado Fax and our management interface software for our network appliance device is competitive, we will continue to update the design of and add new features to these products in order to ensure that that they remain competitive in our target market. We do not anticipate encountering any uncertainties in updating the design or adding new features, and will add such features as are demanded or requested by users of our products.

Marketing

In order to generate any significant sales volume, we predict that we must recruit additional sales and marketing personnel, to assist in growing and supporting the VAR channel in North America and internationally. Should we develop other applications for specific markets as part in our network appliance device we will have to recruit sales people with specific knowledge of that market. The addition of these personnel will ensure that the overall strategy for sales of our products is developed and maintained for each of these key marketing channels. In order to compete in the existing markets for our products and generate consumer awareness, we will be required to undertake a very aggressive advertising and marketing campaign. This will require us to place advertisements in several key trade magazines and publications as well as exhibiting our products at the major tradeshows held throughout the year.

Personnel

As of September 30, 2001, we have 36 permanent employees, with 4 in the area of corporate administration, 23 in product development and 9 in sales and marketing. We also have 3 independent contractors providing investor relation and management consulting services. Over the next 12 months, we plan to expand our total number of permanent employees in these same departments to approximately 100.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations through September 30, 2002. However, we will continue to lease and purchase computer hardware and software for our ongoing operations.

Factors That May Affect Our Company's Future Results

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

We are a development stage company primarily involved in the development, manufacture and marketing of network appliance devices incorporating our utility software programs that operate on the Linux and Unix operating systems. While we have been in existence for 24 months, during which time we were focussed on the development and marketing of our standalone software products, we have realized insignificant revenues to date and are just starting to market our new product lines, Essential Server and SecurDVR. As a result, we do not have a historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our software programs and hardware products and to eventually generate operating revenues will depend on our ability to, among other things:

1. successfully develop and market our utility software products, including PerfectBACKUP+ and Communicado Fax, our new network appliance device, Essential Server, and our new security and loss prevention system, SecurDVR;

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

We incurred a consolidated loss for the nine-month period ended September 30, 2001 of $2,571,585 and a loss of $3,050,623 for the same period in fiscal 2000. We have generated only $48,076 in revenues from our inception on June 25, 1999 to September 30, 2001. Although we anticipate that revenues will increase, we expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software and hardware products gain sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software, hardware or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2000 and 1999 consolidated financial statements. To the extent that such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to September 30, 2001 of $6,649,475. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We believe sufficient funds are available through current cash balances and via interim funding as needed to pay for ongoing operating costs and capital expenditures through March 31, 2002. We have projected that we will require approximately $7.0 - $10.0 million over the period ending December 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We will depend almost exclusively on outside capital to pay for the continued development of our network appliance devices, our current software products PerfectBACKUP+ and Communicado Fax, and other products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

As we proceed with the development and sale of our network appliance devices and other products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

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

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 was payable in two tranches. We received $1.1 million on August 24, 2000 and received $1 million on May 1, 2001. As part of the sale of the convertible notes, we sold Series A warrants which entitle the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share. The warrants were also issuable in two tranches; on August 24, 2000 we issued warrants to acquire up to 770,000 shares, and on May 1, 2001, we issued warrants to acquire up to 750,000 shares.

The four investors may convert their convertible notes into shares of our common stock at conversion prices equal to the lower of a fixed price and the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading day immediately preceding the conversion date. If the holders convert the notes and exercise the warrants, there could be a change in control. We have filed a registration statement on Form SB-2 under the Securities Act of 1933, pursuant to which selling stockholders may resell up to 12,820,000 shares of our common stock, including up to 10,500,000 shares of common stock issuable upon the conversion of the convertible notes and up to 1,520,000 shares of common stock issuable upon the exercise of the warrants issued in connection with the convertible notes. The registration statement was declared effective on March 30, 2001.

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

The actual daily trading volume of our shares of common stock over the three months ended September 30, 2001 has averaged less than 37,000 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 15,736,908 shares of common stock issued and outstanding as of November 1, 2001. Through the registration statement which was declared effective on March 30, 2001, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 1,874,380 of which are included in the 15,736,908 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock.

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

All of Our Assets are Secured and consequently, if we default on the convertible notes, our continued operation will be adversely affected.

We are financing our operations primarily through the issuance of the convertible notes and loan advances. The convertible notes have been secured primarily by all of our assets. If we default on any of these convertible notes, it would have a material adverse effect on our business.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF our network appliance devices, OUR ability to generate REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our Essential Server and SecurDVR network appliance devices. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of these devices is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of these devices, as a result of competition, technological change, lack of consumer demand, or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these devices, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing any of these devices or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

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

We are Dependent on VALUE-ADDED Resellers and Distributors for the Sales of Our Products, and if We are not Successful in Expanding our Distribution Channels, Our Ability to Generate Revenues WILL Be Harmed.

We are dependent on the VAR channel for the sales and distribution of our network attached appliances, website sales and software distributors for the distribution of our software products. Should we develop niche market network attached devices, we will be dependant on the accepted sales and distribution channel of that specific market. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to deliver our network attached devices or software products to these channels in a timely manner or that these channels will be able to sell our products in volumes anticipated by us. Further, these channels are the only significant channels in which to distribute our products. In addition, we have only limited experience in marketing our network attached devices through VARs and we will have little, if any, control over our third-party distributors. There can be no assurance that we will be successful in our efforts to generate revenue from these distribution channels. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

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

In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the network appliance device and software programs that we provide. Those technological advances could also lower the costs of other network appliance devices and software programs that compete with our network appliance devices and software programs, resulting in pricing or performance pressure on our network appliance device and software programs, which could adversely affect our results of operations.

Unscheduled Delays in Development of Our NETWORK-ATTACHED DEVICEss, AND Our SOFTWARE Products, or IN the Implementation of Our Sales Program, Could Result in Lost or Delayed Revenues.

Delays and related increases in costs in the further development or improvement of our network appliance devices, our software products, the management interface for our Essential Server network appliance device, or the implementation of our sales and marketing program, could result from a variety of causes, including:

1. delays in the development, testing and commercial release of our network appliance devices or software programs;

2. delays in hiring or retaining experienced software developers and programmers;

3. delays in locating and hiring experienced sales and marketing professionals; and

4. delays caused by other events beyond our control.

There can be no assurance that we will successfully develop further enhancements to our network attached devices Essential Server and SecurDVR, or our software products PerfectBACKUP+ and Communicado Fax on a timely basis, or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our products or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

even though we treat our software programs as proprietary, neither THE MANAGEMENT INTERFACE FOR ESSENTIAL SERVER , OR OUR OTHER SOFTWARE PRODUCTS, PERFECTBACKUP+ OR COMMUNICADO FAX, are protected by any patents. accordingly, if we are unable to protect our intellectual property rights, our business operations could be adversely affected.

Although we have applied for or are in the process of applying for copyright registration in the United States for both PerfectBACKUP+ and Communicado Fax, neither PerfectBACKUP+ or Communicado Fax is protected by any patents. Similarly, although we have filed design patent application for the Essential Server, neither Essential Server nor SecurDVR is protected by any patents. We have, however, filed a provisional patent application with the United States Patent Office in connection with a specific component of Communicado Fax. We do treat our software programs and their associated technology as proprietary. Despite the precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer our product or otherwise emulate their functionality thus having a significant negative impact on their commercial value.

The Loss of robert heller or any of Merlin's Key ENGINEERS and developers Would Have an Adverse Impact on Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the technical expertise of Robert Heller and other key engineers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Robert Heller or any of Merlin's engineers and developers could have a material adverse effect on our business, development, financial condition, and operating results. Since September 30, 2001 the company has obtained "key person" life and disability insurance on Robert Heller.

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

While we believe that the Essential Server and SecurDVR product lines, PerfectBACKUP+ and Communicado Fax are competitive in the network appliance device and utility software program market respectively, no assurances can be given that competitors, in the future, will not succeed in developing better devices or software programs.

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

SINCE OUR SHARES ARE thinly traded, and trading on the otc bulletin board may be sporadic because it is not an exchange, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

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

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Merlin's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Item 2. Changes in Securities.

On October 3 , 2001, we issued 80,000 common shares to one of our consultants pursuant to a Consulting Agreement dated July 25, 2001. We had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On October 4 , 2001, we issued a total of 874,539 common shares to four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On October 23, 2001, we issued a total of 405,960 common shares to four holders of our Series A 10% Senior Secured Convertible Notes dated April 16, 2001 in payment and satisfaction of accrued interest on the Notes to October 10, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 16, 2001, Kevin O'Reilly resigned from his position as our Vice President of Sales and Marketing and on July 20, 2001, James Baglot was released from his position as our Vice President of Business Development.

On September 18, 2001, Erik Moris was appointed to our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On August 10, 2001, we filed a Form 8-K Current Report, in connection with a purchase order for 55 units of our Essential Server NAS+. The units, which will be purchased over a six to eight month period, were sold to L & M Products and Services Inc., a reseller based in British Columbia that works closely with small to medium-sized end users in the high-tech, engineering, healthcare and other fields, in our target market.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders' Equity (Deficit)

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

10.1 Agreement between Merlin Software Technologies International, Inc. and The Nostas Group, dated July 25, 2001 (incorporated by reference from our Form 10-QSB Quarterly Report, filed on August 14, 2001)

10.2 Consulting Agreement between Merlin Software Technologies International, Inc. and 416398 B.C. Limited, doing business as Micro Cap et al. ("Micro Cap"), dated September 28, 2001

10.3 Consulting Agreement between Merlin Software Technologies International, Inc. and Raincity Capital Partners Inc. ("Raincity"), dated September 28, 2001

(21) Subsidiary

21.1 Merlin Software Technologies Inc.

(99) Other Exhibits

99.1 Consolidated Interim Financial Statements for the Quarter Ended September 30, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES
INTERNATIONAL, INC.

By: /s/ Robert Heller
Robert Heller, President and CEO/Director
Date: November 19, 2001

By: /s/ Trevor McConnell
Trevor McConnell, Chief Financial Officer
and Treasurer/Director
Date: November 19, 2001