Form 10KSB
period 2001-12-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2002-04-16
CIK 1091394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-27189

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC. (Exact name of Registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0398103 (I.R.S. Employer Identification No.)
4370 Dominion Street, 3rd Floor Burnaby, BC, Canada (Address of principal executive offices)	V5G 4L7 (Zip Code)

Registrant's telephone number, including area code (604) 320-7227

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $0.001 par value (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrant's revenues for its most recent fiscal year: $61,564

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

15,671,166 common shares @ $0.30(1) = $4,701,350
(1) Average of bid and ask closing prices on April 11, 2002

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

17,896,166 common shares issued and outstanding as of April 11, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to CDN$ refer to Canadian dollars.

As used in this annual report, the terms "we", "us", "our", and "Merlin Software" mean Merlin Software Technologies International, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

Business Development - General

Merlin Software Technologies International, Inc. is a Nevada corporation formed on August 30, 1995 under the name "Austin Land & Development, Inc.". On January 7, 2000, we changed our name to "Merlin Software Technologies International, Inc." Our subsidiary, Merlin Software Technologies Inc., is also a Nevada corporation and was formed on June 25, 1999.

On January 14, 2000, we entered into a letter agreement with Merlin Software Technologies Inc. and its principal shareholders whereby we agreed to acquire all of the issued and outstanding shares, options and warrants of Merlin Software Technologies Inc. in exchange for issuing an equal number of our shares, options and warrants. We agreed to issue these shares, options and warrants on the same terms as had been issued by Merlin Software Technologies Inc. On April 26, 2000, as a result of a share exchange agreement, we agreed to issue 7,986,665 shares of our common stock, warrants to purchase up to 86,665 shares of our common stock and options to purchase up to 781,000 shares of our common stock in exchange for all the issued and outstanding shares, warrants and options of Merlin Software Technologies Inc. As of March 31, 2002, there was one shareholder of Merlin Software Technologies Inc. who had yet to tender an aggregate of 13,333 shares for exchange. The share exchange resulted in Merlin Software Technologies Inc. becoming our wholly-owned subsidiary. Prior to the share exchange, we were an inactive company called Austin Land & Development Inc.

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

Business Development During Last Three Years

Prior to the inception of our current product lines, "EssentialServer Integrated Backup and Storage" and "SecurDVR" (see the section entitled "Our Current Business" for detailed descriptions of EssentialServer and SecurDVR), we focussed on the development of two utility software programs for Linux and Unix operating systems called PerfectBACKUP+ and Communicado Fax.

PerfectBACKUP+

Our primary utility program was our backup and restore utility software program called PerfectBACKUP+, which allowed a computer user to create a backup copy of the electronic computer files stored in a computer and to use this backup copy to recover these files should the user accidentally delete such files or wish to recover an earlier version of such files or if the user's computer crashed and some or all of such files were lost.

PerfectBACKUP+ was a high performance backup and restore software utility program for use on systems utilizing Linux and Unix operating systems. We acquired the rights to PerfectBACKUP+ from Gary Heller, a former officer and director of our company, on July 13, 1999. Gary Heller received 1,600,000 shares of common stock of our subsidiary for all of his rights to PerfectBACKUP+ and FleetPro II, which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc.

A public test version of PerfectBACKUP+ version 7.0 was released on October 8, 2000. A commercial version of PerfectBACKUP+ was announced and released on November 15, 2000, and was available for purchase and download from our website at a cost of $89; the compact disc and program documentation could be acquired separately for an additional $20.

Concurrent with the completion of PerfectBACKUP+ version 7.0, we commenced design work on PerfectBACKUP+ version 8. PerfectBACKUP+ version 8 was scheduled for release in September, 2001 but on March 30, 2001 we decided to stop all design work on PerfectBACKUP+ and focus our attention on EssentialServer and SecurDVR. PerfectBACKUP+ sales and support have been discontinued since January, 2002.

We are considering options for divesting our company of this software to recover the development costs.

Communicado Fax

Our second utility software program was Communicado Fax, a multi-line fax program which allowed a computer user to perform a number of facsimile-type functions using a modem on a personal computer, including receiving and printing documents sent by facsimile from another location and creating and sending new documents by facsimile through the modem on a personal computer.

Communicado Fax was originally distributed under the name "HotWireFax" and Version 2 of HotWireFax for the Linux operating system has been available free on the Internet since 1996. We acquired the rights to HotWireFax and another software program that provides Internet directory services from Robert Heller, a director and officer of Merlin and of our subsidiary, on July 13, 1999 for 1,600,000 shares of common stock of Merlin Software Technologies Inc., which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc. In January, 2000, HotWireFax version 3.0 was announced and made available for download.

HotWireFax version 3.0 for the Linux operating system was subsequently re-engineered, re-branded and released as Communicado Fax version 4.0 on January 15, 2001. This version contained support for a much wider range of modems and contained a new graphical user interface. A public test version of Communicado Fax version 4.0 (personal version) was released on December 27, 2000. A commercial version of Communicado Fax version 4.0 was released on January 15, 2001, and retailed for $49.

Concurrent with the completion of Communicado Fax version 4.0, we commenced design work on an enterprise version of Communicado Fax. This version was scheduled for release in September, 2001 but after releasing the product into a beta program in April, 2001, we decided to stop all engineering on Communicado Fax on June 28, 2001 and focus our attention on EssentialServer and SecurDVR. Communicado Fax has been discontinued and we no longer sell or support this product.

We are considering options for divesting our company of this software to recover the development costs.

FleetPro II

As noted, on July 13, 1999, we also acquired the rights to FleetPro II from Gary Heller, who received 1,600,000 shares of common stock of our subsidiary for all of his rights to PerfectBACKUP+ and FleetPro II, which shares were exchanged for 1,600,000 shares of our common stock in connection with our acquisition of Merlin Software Technologies Inc. FleetPro II is a software program that is designed to provide automated management functions for companies that use fleets of vehicles in their business operations. The program, source code, documentation and such other copies were not surrendered to the company by Gary Heller and at this time the company is taking steps to recover 800,000 of our common shares from Gary Heller as our company's management believes the program no longer has any value. We did not go forward with our plans to develop and commercially release FleetPro II and do not intend to do so in the future.

BDI Virage

On July 13, 1999, we acquired the rights to BDI Virage, an internet-based business directory software program. The program was designed to provide a business directory service over the Internet similar to that found in the yellow pages of a telephone directory. We did not expend any significant resources on the development of BDI Virage and do not intend to go forward with our plans to develop and commercially release BDI Virage.

Internet Service Provider Software

Also on July 13, 1999, we acquired the rights to certain accounting and management software intended for use by internet service providers. The program was designed to provide accounting and customer management for companies who are internet service providers. We did not expend any significant resources on the development of the internet service provider software and do not intend to go forward with our plans to develop and commercially release this software.

Option Source Project

We also implemented a concept of rewarding developers of software programs for the Linux operating system by announcing the Option Source Project. Through the Option Source Project, we planned to take advantage of a modified form of the existing model of open source code development in Linux. We never entered into any agreement with any software developers under this program. We did not go forward with our plans to expand and capitalize on this open source method of software development and do not intend to do so in the future.

Our Current Business

Beginning in January, 2001, we began to shift our attention to the development of an integrated network attached storage and backup appliance line of products, called EssentialServer, which current release incorporates components of PerfectBACKUP+ and which can incorporate our Communicado Fax enterprise server software. We launched EssentialServer on September 5, 2001. During development EssentialServer was branded as "Arcana".

In February, 2000, we announced our intention to enter into the virtual private network device area with a product to be branded as "Brigade". We determined after market research that this was a viable opportunity only as a component of the EssentialServer product line and we are not currently developing such a product.

On October 16, 2001, we announced the launch of our new security and loss prevention system, SecurDVR. SecurDVR provides cost effective monitoring and surveillance for retailers, commercial/industrial property managers, hospitality operators and other businesses through the implementation of up to 16 closed circuit television cameras. SecurDVR offers fast image retrieval and high-availability digital storage through the utilization of state-of-the-art digital recording and image capture. In addition, SecurDVR provides alarm and control inputs and outputs to provide some alarm functions.

Our target markets for EssentialServer are small and medium-sized businesses, including corporate departments, business professionals and others whose businesses would be devastated by the loss of mission critical data and physical assets. Our target market for SecurDVR and our line of Secur products include businesses of all sizes, homes and residential, public places and government and municipal operations. In addition, specific models of EssentialServer will provide additional storage capabilities for the SecurDVR and our other security and loss prevention products.

Industry Overview of the Network Attached Storage Market

Companies increasingly view data as a strategic asset that creates a competitive advantage. Continuous and rapid access to this data is critical to managing a business effectively. The volume of data produced and stored by businesses is growing rapidly. The factors contributing to the growth in network data storage requirements include:

- proliferation of e-commerce;

- new communication media and expansion of data intensive applications such as e-mail, database management, digital imaging, digital video and other multimedia applications;

- widespread use of enterprise applications, including enterprise resource planning, sales force automation, supply chain and customer relationship management systems;

- shift from mainframe to networked server computing; and

- increasing personalization of consumer marketing and product development.

As a result of these factors, the majority of organizations, large and small, now recognize the importance and value of data as "mission critical" and as an asset to their employees, customers and suppliers. As a result of the growing importance of data to these organizations, expenditures for data storage are growing and consuming an increasing percentage of total information technology expenditures. Storage products and services have accounted for a high percentage of information technology budgets and management resources despite the significant price-per-megabyte decline in price.

To date, the majority of mid-scale storage and backup solutions have been solely within the budget of large corporations and required significant technical expertise. Small and medium-sized businesses have been largely under-served, and have been forced to utilize physical transport devices, such as zip files, floppy disks and compact discs, for data sharing and for backup services, if the company has a backup service. Many of the existing network attached storage solutions can operate only with certain network operating systems and, with the exception of a recent entry from IBM, many are not solutions that integrate data backup and restore. Others are limited in the number of users they can support or have reliability constraints. We see several approaches to providing network data storage capacity, which include:

- General Purpose Servers and Computers: Companies can increase their data storage capacity by adding general purpose servers or computers as data file servers or by attaching external storage devices directly to existing servers. General purpose servers are designed to execute computer applications and perform a wide variety of functions, including providing database, electronic mail, network management, file management and application services. Such servers are not specifically designed to store and retrieve files. As a result, general purpose servers or computers used as file servers often provide unsatisfactory file input/output performance, do not support different operating systems other than those of the server itself and require significant maintenance and support. Moreover, because of their complexity, general purpose servers often cost more to purchase and operate than other alternatives and therefore represent a poor long-term value when used principally as storage devices.

- Direct Attached Storage: In order to increase the storage capacity for any particular server the only option in the past has been to shut down the server and install more disk drives, assuming the server has the capacity to accept more physical devices. Many studies have shown that this is expensive and requires significant technical resources, which resources are often not available to small to medium-sized businesses.

- Storage Area Networks: A storage area network is a self-contained fiber-optic network of high-speed storage devices. While storage area networks may be the preferred storage solution in very large computing environments with particular data access characteristics, storage area networks also have a number of disadvantages. Storage area network installations require significant upfront costs and storage area network systems are expensive to maintain. Moreover, storage area network systems typically require the implementation and maintenance of a separate and proprietary fibre channel network, which is not compatible with the fibre channel networks of other storage area network vendors.

- Network Attached Storage Applications: Network attached storage appliances are designed for the sole purpose of adding storage to a network and are implemented using a specially designed storage appliance. A network attached storage device focuses its processing power solely on file service and file storage, and as an integrated storage device, is optimised for use as a dedicated file server. Intelligent network attached storage devices attach directly to an existing computer network, usually to a local area network, to provide file-level access to data. Network attached storage appliances are designed to store and retrieve larger amounts of data more quickly than general purpose servers. Since Network attached appliances are freed of all hardware and operating system elements unrelated to file input/output tasks, network attached storage appliances provide greater file throughput, usually for less cost. Unlike storage are network devices, network attached storage appliances can be easily connected to an existing computer network, with additional appliances added over time as storage needs grow. Network attached storage appliances can also complement a storage area network deployment. These characteristics make network attached storage appliances a scalable, versatile and cost-effective data storage solution.

- Integrated Network Attached Storage and Backup: Integrated network attached storage and backup is a new category of device that provides all of the advantages of network attached storage and adds the critical data protection component of a business continuation strategy. This class of products provide easily scaled, easily implemented storage plus a closely integrated data backup and restore capability.

The advantages of network attached storage appliances have been acknowledged in the marketplace. Because storage appliances are designed to perform specific dedicated functions, network attached storage appliances are ideal for companies seeking a storage solution that:

- are easy to install, use and administer;

- are easy to integrate with existing infrastructure components;

- provide immediate return on investment through server consolidation;

- have a low acquisition price and low total cost of ownership; and

- provide high speed data access, high capacity and scalability.

In general, businesses using networked computing environments face challenges in managing rapidly growing volumes of distributed data. These challenges include the following:

- Data Access Time: Data access performance across networks has historically been improved by increasing processor performance or by increasing network bandwidth. However, this approach has its limits. The remaining bottleneck in data access performance is caused by the file server's operating system, which must also perform many additional tasks unrelated to data access. These unrelated tasks slow the server's ability to respond to file input/output requests.

- Compatibility: Organizations require solutions that provide access to shared data. These organizations often install applications that run on differing and incompatible computing operating systems. However, many of these operating systems are incapable of accessing or sharing data created or stored on other systems without the assistance of additional software.

- Availability: Unavailable data can result in costly business interruptions. Data availability is critical to worker productivity, making it imperative that network data storage devices have low failure rates, rapid recovery times and the ability to provide uninterrupted data service. Data unavailability can be caused by hardware and/or software failure.

- Accessibility: Network data administration, including the backup and expansion of data storage capacity, requires the management of both hardware and software systems. This becomes more complex with large volumes of data, increasing numbers of users accessing data and wide distribution of data stored across the network. Storage devices that cannot be managed remotely place an added burden on technical personnel and resources.

- Scalability: Given the continuing increase in data storage needs, effective storage solutions will provide a simple and economical means to increase capacity over time. Preferred solutions allow enterprises to modify their existing infrastructure and incur only incremental costs as they grow rather than to make extensive and expensive modifications to their computing networks.

- Costs and Maintenance: The total cost of ownership for a storage solution includes not only the initial system purchase price, but also the costs associated with ongoing maintenance and support. Systems that require frequent service can have total ownership costs significantly greater than their initial purchase price.

Network attached storage appliances offer the following benefits:

- Availability and Scalability: Since network attached storage appliances are attached directly to a network and are not dedicated to a single server, data is always available to users. Thus, if the server goes down, users are still able to access the data stored on the network attached storage appliance. In addition, adding further data storage is simple and does not require taking the server off-line and so network attached storage appliances allow for scaleable storage solutions. In addition, network attached storage devices typically provide a redundant array of independent discs (RAID) or a mirroring strategy reducing the risk of their own failure.

- Compatibility and Manageability: Network attached storage appliances are compatible with multiple operating systems and enable file sharing within heterogeneous network environments and simplified data management.

- Performance and Accessibility: Network attached storage appliances generally have an operating system tuned for storage which offers enhanced performance over general purpose servers. Users are able to directly access data over the network without going through a server, potentially improving office server performance.

- Costs and Maintenance: The dedicated design of network attached storage appliances results in a less expensive device, a quicker and easier installation process and much lower maintenance requirements.

- Data Access Time: Network attached storage appliances relieve more expensive general-purpose servers of many file management operations. General-purpose servers are often slowed down by central processing unit intensive activities, and as a result, are unable to handle file management tasks as efficiently. Network attached storage appliances not only improve file-serving performance but also leave the general-purpose servers with more bandwidth to handle critical business operations.

EssentialServer

Our network attached storage appliance, EssentialServer, is the first fully-integrated storage and back-up solution, combining hard disk storage, tape drive, and a rewriteable compact disc with back-up, mirroring, restore and recovery software, designed expressly for small and medium-sized businesses, regional offices and corporate departments. EssentialServer can be used like a traditional centralized file server or, with our PerfectCopy client software, data files can be stored on the user's computer and then mirrored from the user's workstation or laptop to EssentialServer under a mirroring/copying strategy defined by the individual user. Once the data files have been saved to EssentialServer, the data files are mirrored to a second drive on EssentialServer and are finally backed up to tape or compact disc. EssentialServer addresses two of the biggest challenges in managing a company's information: scaling data storage capacity as the number of digital files grows and protecting the business from the financial and legal disasters that may arise from the loss of important data. Because it attaches easily to a local area computer network, EssentialServer does not require expensive technical support. EssentialServer is currently available in 27 different models/configurations.

EssentialServer does not require any additional hardware or software and is easily installed, requiring only a power cord and network cable. EssentialServer's intuitive interface provides point and click operations to manage users, file permissions, volume information and set-up parameters. EssentialServer's multi-platform capability makes it suitable for small businesses using Apple, MacOS, Linux, Microsoft or UNIX, and allows businesses to change operating systems without compatibility issues. EssentialServer is available at a price significantly lower than general-purpose servers equipped to perform the same storage functions. The low cost is achieved through our proprietary integrated architecture that is optimised solely for storage, and through the utilization of our PerfectBACKUP+ technology. EssentialServer has a built-in tape drive and a rewriteable compact disc along with fully integrated and optimized backup software. Backup schedules can be created to automatically backup everyday at any time, day or night, to meet the specific needs of each business. EssentialServer will email a user to provide an update on the status of each backup. Backups can be configured as either full or partial backups. A full backup includes everything stored on EssentialServer, while a partial backup can be either incremental (including only those files that have been created or modified since the last full or partial backup) or differential (including only those files that have been created or modified since the last full backup). EssentialServer includes our "PerfectCopy" software which allows a user to automatically schedule EssentialServer to copy files from workstations, servers and notebooks to the EssentialServer for backup. It also includes mirrored dual hard drives to ensure data availability, a tape backup drive, the ability to save files to a compact disc and includes software to ensure that workstations and notebook computers are automatically backed up. EssentialServer is able to recover data within minutes using a simple web interface, and PerfectCopy is able to recover deleted, corrupted or overwritten files quickly.

All management associated with EssentialServer is handled through an intuitive, browser-based management and administration tool. The user connects to EssentialServer using the browser of any computer on the network by typing in the internet protocol address assigned to EssentialServer in the setup process. There are four main menu options which allow the user to access the functionality of EssentialServer. The "status" option gives an overview of EssentialServer's current operating status including available disk space, a summary of files being shared by users and a summary of the backup logs. The "manage" option allows for the addition of users, the definition of file sharing and the setup of administrator options. The "backup/restore" option allows the user to set up backup schedules, manage the restoring of files or disc drives and allows files to be copied to a rewriteable compact disc. Finally, the "system" option permits the user to manage EssentialServer's network setting and to download new software updates as they become available.

The key features and benefits of EssentialServer include:

- Complete backup, storage and disaster recovery: EssentialServer is a complete integrated plug-n-play storage backup and recovery solution which requires no additional hardware or software to be able to backup, store and recover files which eliminates integration problems and reduces sourcing and purchasing time. Merlin is solely responsible for the support of EssentialServer.

- Quick and easy installation: EssentialServer's install wizard and auto-sensing capabilities minimize setup errors. There are two parts to the setup process: the liquid crystal display (LCD) setup on the EssentialServer itself and the web-based first time setup wizard. The LCD setup allows the user to set the administrator password and establish an internet protocol address for EssentialServer. Once this process is complete, additional settings are configured using the browser-based first time setup wizard.

- Intuitive web interface and easy system management: Because EssentialServer has an intuitive browser-based interface and can be accessed from any computer EssentialServer offers point-and-click operations to manage users, file permissions, volume information and set-up parameters. It can be remotely managed through the business' firewall and is easy to support, even by telephone.

- Cost effective to purchase, use and maintain: EssentialServer is designed to reduce the total cost of ownership by up to 50% over traditional storage solutions by eliminating complicated licensing costs and by including unlimited licenses for client software and additional users. Because EssentialServer is easy to use, end user training and support costs are reduced accordingly.

- Simple, integrated solution: EssentialServer was designed to be managed by non-technical personnel. Desktop files are copied to the server automatically and notebooks are backed up each time the user plugs into the network. The server is automatically scheduled to backup to tape and lost or deleted data can be recovered in a relatively short period of time, usually minutes.

- High level of data protection: EssentialServer features an automatic hard drive failover and disk mirroring system. Several levels of redundant arrays of independent disks (RAID) are available depending on the EssentialServer model. The use of two or more disk drives instead of one disk provides better disk performance, error recovery and fault tolerance, and includes interleaved storage techniques and mirroring of important data. EssentialServer provides a tape backup, which enables offsite data storage. Real-time systems statistics and status reporting is available and one step data restore is simple and reliable.

- Multi-platform Compatibility: EssentialServer is compatible with many operating systems which makes it suitable for use on Apple Mac OS, Microsoft Windows NT, Novell Netware and Unix operating systems. This interoperability allows customers to change operating systems without encountering compatibility constraints.

- Customer support: Merlin provides the customer support for EssentialServer, online software and online help is included in the cost of the software.

- Fast and easy disaster recovery: Files are quickly and easily recovered by simply inserting a tape or compact disc and clicking the "restore" button. EssentialServer minimizes the disruption to a business by recovering data within minutes and allows files, directories or complete system data to be recovered using a simple web interface.

Unlike EssentialServer, other network attached storage devices currently available do not provide integrated backup and restore functionality. Very few of our competitors offer a sophisticated product with a combination of high-end technology and value pricing comparable with EssentialServer. Even those competitors who have core competency in network attached storage systems have designed inadequate interfaces that are non-intuitive and difficult to manage. Solutions competitive with EssentialServer are generally weak in backup functionality, offering basic file transfer protocol services and very limited scheduling. While a network attached storage device helps solve problems of file sharing, it often disregards the issues of data availability, protection, mirroring and backup. Small and medium-sized businesses need a cost efficient solution that provides network attached storage, backup and mirroring. The lack of shared data resources and data protection services represents a significant risk to companies dependent on data access. While these businesses have a high level of need for data sharing and protection, they are often highly cost sensitive when it comes to investment in technology.

The following is a list of competitive advantages that EssentialServer has over the most competitive products available which currently include Quantum's Snap 2000 appliance and a custom server appliance (made by any of Maxtor, HP/Compaq, Dell or IBM) using Microsoft's Windows NT, XP or 2000 Software:

- only EssentialServer offers a complete integrated plug-n-play storage and backup/recovery solution that requires no additional hardware or software (including an integrated tape drive, an integrated rewriteable compact disc drive, server and client backup software, data mirroring software and storage quotas) which is extremely competitive with the IBM offering.

- both EssentialServer and Snap 2000 offer a web interface, a feature that is not available with a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- both EssentialServer and Snap 2000 offer unlimited user licenses, a feature that is not available with a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- only EssentialServer offers completed backup and recovery software, which software is not included with a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- both EssentialServer and Snap 2000 offer client backup software, a feature that is not available with a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- only EssentialServer offers e-mail notification of system status.

- EssentialServer offers four levels of data redundancy, while Snap 2000 offers three, and a custom server appliance using Microsoft's Windows NT, XP or 2000 Software offers only one.

- the installation time for a complete solution for 15 users is less than four hours for EssentialServer, more than four hours for Snap 2000 and more than eight hours for a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- EssentialServer offers a lower total cost of ownership over Snap 2000 and a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- there are no additional costs for a complete solution with EssentialServer, approximately $2,000 in additional costs for Snap 2000 and more than $2,000 in additional costs for a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- there is only one vendor involved in the EssentialServer complete solution while there are more than four vendors involved with Snap 2000 and there are more than seven vendors involved with a custom server appliance using Microsoft's Windows NT, XP or 2000 Software.

- a custom server appliance using Microsoft's Windows NT, XP or 2000 Software is, unlike EssentialServer's Linux-based operating system, vulnerable to viruses, resource intensive in terms of memory and processing power, requires a per user or per server license, is less reliable due to its complexity and requires Microsoft certified engineers to administer and troubleshoot its operation.

On February 15, 2002, we announced the release of version 2.2 of our EssentialServer software. The significant new features and enhancements include:

- A higher level of data protection and the ability to substantially increase storage capacities by incorporating more disk drives.

- Tight integration with the Windows NT PDC (primary domain controller), which improves user access security and simplifies installation, as each user on the PDC can be automatically included on the EssentialServer, with their predefined user permissions and quotas.

- Macintosh users are able to run the EssentialServer's PerfectCopy client side software on their computer and automatically backup their local files to EssentialServer, which is a Network Attached Storage industry first. The software can be set to automatically copy any changed file at user configurable intervals and means that Macintosh users do not have to worry about losing data in case of a disk failure or by accidentally deleting a file.

- Guest access for global folders, faster rendering of administration tools, and improved reporting features for administrators.

On February 19, 2002, we announced the expansion of our EssentialServer product line. Our new products include:

- A rack mount version of the current EssentialServer. This product is designed for companies that require a complete integrated data backup and storage solution and are large enough to have a dedicated computer room and/or an existing computer rack. The rack mount version also has the capability to offer larger hard disk sizes than the desktop design. Storage sizes range from 240GB to 900GB and prices start at US$3,899 for the 240GB model.

- Additional rack and desktop versions of the EssentialServer with IDE (integrated drive electronics) hard drives. IDE is a specification for drives which contain both drive and control electronics. These products offer a substantial performance improvement to the standard EssentialServer with increased data protection offered by RAID (redundant array of independent discs) or mirroring technology. Storage sizes range from 640GB to 900GB and prices start at US$5,779 for the 360GB model.

- Rack and desktop versions of the EssentialServer with SCSI (small computer systems interface) hard drives. SCSI is another specification for drives which contain both drive and control electronics. SCSI connections allow up to seven devices to be attached in a chain. These products provide technically sophisticated customers with a solution that provides maximum performance, reliability and scalability. They also offer data protection offered by RAID (redundant array of independent discs) or mirroring technology. The SCSI products provide high performance disk drives and high data throughputs for critical data environments. Storage sizes range from 360GB to 900GB and prices start at US$12,199 for the 360GB model.

- Rack and desktop versions of a storage-only EssentialServer. These products address increasing demand from our customers and resellers for a robust data storage-only solution. Both IDE and SCSI hard drive options are available to ensure reliability, scalability and high performance along with RAID (redundant array of independent discs) data protection. These storage products are extremely competitive in price/performance, utilizing the proven and robust technology and engineering of the EssentialServer. Storage sizes range from 80GB to 900GB and prices start at US$1,069 for the 80GB model.

Industry Overview of the Digital Video Recorder Market

Digital video recording systems are used by a wide variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, correctional facilities, airports and numerous other facilities.

A digital video recorder (DVR) is basically a computer that allows you to save a video stream to a hard drive. The technology is continuing to progress and digital video recorders are becoming faster and less expensive. A digital video recorder will also take the place of a time lapse VCR quad processor and multiplexer. This reduces the overall cost of a video security system. The main advantages to a digital video recorder are that it typically has a better picture and reliability than a VCR and you do not need to maintain it with new tapes.

A VCR has a low resolution level which causes the pictures to be grainy. In addition, video tapes tend to degrade and decompose within a short time. With a digital video recorder you do not need to change tapes or touch the system at all for long periods of time. The only moving part is the hard drive and if a part breaks, you can easily replace it from the local computer store. Digital video recorders, with minimal mechanical parts, require much less maintenance and are far more reliable than video cassette recorders. With RAID technology, the in-service time for a digital video recorder can be 24x7, while a VCR will need daily or hourly tape replacement and weekly maintenance that will remove it from service for a period of time.

A digital video recording system can take the place of a security monitor, motion sensors, time lapse recorder, quad processor, multiplexer, and accessories. With a digital video recorder, you can digitally record all video and login remotely to monitor your security cameras.

SecurDVR

SecurDVR is a security and loss prevention system which utilizes a digital video recorder and a client/server management system in order to provide cost effective monitoring and surveillance for retail enterprises, commercial properties, banks and financial institutions, casinos, private property and areas with access to the public, such as public transit stations. Utilizing digital recording and image capture, the SecurDVR integrates streaming video, digital recording, closed circuit television and high-availability storage to protect people and assets 24 hours a day. The device integrates with alarms, alarm sensors, access control, closed circuit television, transponders, electronic article surveillance systems, traffic counters and point-of-sale devices, among others, and uses state-of-the-art image capture technology for advanced digital recording and fast image retrieval. It is easily managed through a user-friendly graphic interface. SecurDVR is a scalable solution, offering the ability to monitor up to 16 cameras and to easily expand surveillance coverage. Each camera's recording speed, image quality, brightness and color settings may be separately set. In addition, SecurDVR offers recording schedules, motion and sensor-detected recording and alarm activation, instant access to viewing, recording and playback from remote locations via the user's network or the Internet. It can simultaneously record and perform a fast image search by area, date and time and can print retrieved images. SecurDVR is currently available in 17 different models/configurations.

SecurDVR offers high-quality video resolution with frame rates of up to 30 frames per second for four cameras, eight frames per second for 16 cameras, flexible frame-rate viewing per camera, excellent storage capacity, real time monitoring and the option of redundant arrays of independent discs (RAID) storage or mirroring technology. It also allows real-time monitoring for store floor-entry and exits points, cash counting rooms, etc. SecurDVR enables immediate search and retrieval based on date and time and allows prevention field loss personnel to run fast, next-day queues. Where prevention of theft incidents is a priority, timely intervention is possible because the images recorded by SecurDVR can be immediately accessed. SecurDVR may be integrated into retailers' existing security infrastructures. Its network digital system with remote-management capabilities permits access to every field location from both head and regional offices. Remote access over an existing network infrastructure or the Internet allows security personnel to view, record and clip images from virtually any location.

SecurDVR is purchased as a turnkey solution, with software included, in order to facilitate quick and trouble-free installation and setup. The only system setup to be done by the user is the connection and configuration of the cameras. The power cord, ethernet cable, mouse, keyboard, camera(s), input sensors, monitor and output devices must be connected to the corresponding ports. The on/off button is then pushed for 1 second and SecurDVR is launched in setup mode. SecurDVR's setup mode allows the user to configure the following settings for each camera:

- Camera settings: The camera name and type.

- Camera color settings: Changes to color specifications may be made which will apply to the image when it is viewed and recorded.

- Camera recording schedules: Determines whether the camera is set to record continuously or by motion detection. Recording schedules allow the user to organize cameras into different groups, each group can then be assigned a different recording schedule with different settings.

- Motion detector settings: Each camera can have a maximum of ten motion detection blocks.

- Configuring the recording speed: Recording and viewing speeds may be selected individually for each camera or for all cameras as a group.

SecurDVR's display mode allows the user to monitor activity on all cameras or to select a specific group of cameras to monitor. Users may also choose to display a single camera in order to have a more detailed view. In display mode, the following tasks may be performed:

- View from all 16 cameras simultaneously.

- Select groups of nine or four cameras to display.

- Select one particular camera to enlarge view.

- Change the camera view to make the current image full screen.

- Configure pan and tilt camera preset settings.

- View the current date and time.

- View the capacity of the hard drive.

- Switch to search mode.

- Switch to setup mode.

- Shut down SecurDVR.

SecurDVR's search mode allows the user to search previously recorded images by date, time and/or camera. When specific images have been retrieved, they may be printed or saved. The following tasks may be performed in search mode:

- on the calendar, the date to be searched can be selected;

- using the hour and minute buttons, a time frame for the search may be entered. If no time frame is entered, the search results will begin at the first recorded image for the specified camera;

- on the camera selection panel, the camera number may be entered to select the camera to be searched. Images may be saved from all cameras simultaneously;

- the stored images may be navigated using the playback controls; and

- up to 30 frames may be printed at one time using the print button.

SecurDVR's online access tool, is a software program that runs on a Microsoft Windows-based personal computer. The online access tool communicates with SecurDVR over the internet or computer network. Through this connection, SecurDVR may be monitored as though the user is on-site. Display mode may be used to monitor camera activity and search mode may be used to search for stored images while recording continues. Setup tasks may not be performed through the online access tool.

Using SecurDVR

SecurDVR is easy to implement, configure and use. Its graphic user interface has been designed specifically for non-technical personnel and is extremely intuitive and simple to understand. Digital quality image recording, fast and easy search functionality, and remote surveillance access are just three of the important advantages of SecurDVR over analog-based video recording security systems.

Marketing Strategy

Methods of Distribution of Our Products

Our sales and marketing strategy focuses on distributing and selling our products through value-added resellers, distributors, system integrators, dealers, catalogue resellers, in-house sales representatives and our website. These relationships will allow us to distribute and sell our products to a greater number of users in a range of different markets. We are currently investing, and intend to continue to invest significant resources to develop these distribution channels. Our efforts to expand our distribution channels are intended to penetrate the market and achieve widespread commercial acceptance of our EssentialServer and SecurDVR products. To date, we have not achieved significant product sales as our focus has been on research and product development.

Value-Added Resellers and Integrators

Sales of our EssentialServer products to end-users will be made primarily by value-added resellers. The majority of our sales efforts for EssentialServer and SecurDVR will focus on increasing sales in the value added reseller and integrator channels respectively and providing support and promotions to assist resellers in driving up the volume of sales of our products. Our sales personnel have generally demonstrated their ability to generate reseller interest and registrations. Our training focuses on the options offered by EssentialServer and SecurDVR and how these products are able to solve problems in the target end-user's business. As of March 31, 2002, we had entered into arrangements with 93 value added resellers and integrators for the sale of our EssentialServer products and 31 integrators for the sale of our SecurDVR products. We intend to target 250 active value-added resellers for EssentialServer and 100 integrators for our SecurDVR by December 31, 2002.

Sales of our SecurDVR products will be performed primarily by security and loss prevention integrators. These integrators combine our SecurDVR products with other related products and are responsible for the installation and support of our SecurDVR products. The majority of our sales efforts for SecurDVR will focus on increasing sales into this sales channel and providing support and promotions to assist these integrators in driving up sales for SecurDVR.

Original Equipment Manufacturers (OEM)

Our direct sales efforts will focus on the development of original equipment manufacturer contracts for the physical product design, infrastructure software and the backup software for our products. Hardware original equipment manufacturers for the physical product design include: (1) larger value-added resellers who wish to private label our products for their sales; (2) software companies looking for an alternate sales channel; and (3) other providers of network attached storage appliances who wish to improve their offerings. Software original equipment manufacturers for the backup software and the infrastructure software include: (1) network attached storage providers requiring a fully integrated storage solution; (2) server manufacturers looking for software that enhances sales of their servers; and (3) software distributors looking to enhance their server operating systems.

In-House Sales Representatives

The primary function of our sales force is to generate demand for our products that is fulfilled through our sales channel partners. In addition, our sales force acts as a valuable partner with our distribution channel to educate end-user customers on the value of a network attached storage solution. Merlin encourages its sales staff to work with end-user customers to generate sales regardless of the distribution channel partner ultimately chosen by the customer. Merlin believes that this indirect model enables them to expand their sales and drive demand for their products, while maintaining a low cost of sales.

As of March 31, 2002, Merlin has a sales organization of eight outside sales representatives, located across Canada, and two inside sales representatives.

Marketing and Advertising

Our marketing group is also responsible for increasing awareness of our company and our products. These efforts include brand promotion, public relations, advertising, industry trade show participation, speaking engagements, seminars, direct mail and website content development. Other activities also include development of relationships with indirect channel partners, participation in trade shows and road shows to promote and launch our products and co-ordination of our involvement in various industry standards organizations.

We intend to continue marketing our products at "road shows" and "trade shows". At road shows, we generally target smaller groups of up to 25 attendees at a seminar that addresses data sharing and protection for the small business. We also intend to target existing value-added resellers and their customers, as well as new value-added resellers.

Customer Service and Support

We are committed to providing our customers with timely and effective service and support. Our engineers and technicians work closely with our sales personnel to provide original equipment manufacturers, value added resellers, distributors, system integrators, dealers and other distributors with pre and post sales support, technical support, education, training and consulting services. We provide these services by telephone and facsimile, as well as through our website. We also rely on our original equipment manufacturers, value added resellers, distributors, system integrators, dealers and other distributors to provide technical support and service.

Our customer service offers two tiers of support for our products: support for basic product issues and support for other networking issues. The first tier responds to basic customer presales calls and basic support issues and may also respond to questions that the original equipment manufacturers, value-added resellers, distributors, system integrators, dealers are unable to answer. The second level requires deeper technical expertise on the part of the support person and provides support to original equipment manufacturer customers.

We provide depot support in our western Canadian offices where customers can send in their EssentialServer and SecurDVR products for service and we are currently arranging to provide depot services across North America.

Competition - Generally

Network Attached Storage

The market for network attached storage appliances is rapidly evolving and competitive. We believe we compete with the following companies:

- other network attached storage companies, such as Snap Appliances, Maxtor, HP/Compaq, Net Integration, Network Appliance, Auspex and more recently IBM; and

- computer manufacturers which also provide network attached storage solutions such as general purpose servers such as Compaq, Sun Microsystems, Microsoft, IBM/Tivoli, EMC and Dell.

Our overall success depends to a great extent on our ability to continue to develop network attached appliances that incorporate new and rapidly evolving technologies to provide users with cost-effective data storage and information access solutions. In our network attached storage business, we compete principally on the basis of:

- product features and performance;

- ease of installation, administration and maintenance;

- cross-platform compatibility and scalability;

- total cost of ownership;

- engineering, technical expertise and development of proprietary software;

- time to market with new features and appliances; and

- technical support and customer service.

We believe that we compete effectively in each of these areas. Additionally, we believe that our accumulated expertise in developing operating system and backup software differentiates our network attached storage appliances from those of our competitors and poses a barrier to entry for current and potential competitors. We believe that our channel relationships with system integrators, computer resellers, value added resellers and distributors as well as the price and performance characteristics of our network attached storage appliances provide us with a competitive advantage.

Security and Loss Prevention

The electronic security and loss prevention industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of electronic article surveillance, video and access control systems. These alternatives include guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. Merlin believes that the market for digital video recorders is competitive and strongly fragmented in terms of market share. A number of other companies produce digital video recorder security and loss prevention solutions including March Networks, Nex Watch (a subsidiary of Honeywell), Pelco, Integral Technologies, Vicon Industries, OSC Incorporated, Guard DVR and Sensormatic.

The market in which we compete is highly fragmented and rapidly changing. In order to compete, we must enhance our current products, enhance the interoperability of our software programs with other programs and operating systems, develop new products in a timely fashion and develop key strategic partnerships with other hardware and software vendors. Many of our competitors are larger and have greater financial, technical, marketing and other resources than us. We expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and increased difficulty in establishing market share, any of which could have a material adverse affect on our business, operating results and financial condition.

Video surveillance technology is a rapidly evolving one, however, as video surveillance capture requires sophisticated hardware and compression technology, this forms an effective barrier to entry for many small companies. We feel that with our new capture card and software technology, which we expect to release in the second quarter of fiscal 2002, we will be ahead of our competition in a significant way.

There are currently approximately 150 different DVR providers, however, most of these are limited in features and performance when compared to our current technology.

Technology

Our network attached storage operating system and the associated software and hardware components are designed to achieve the following objectives:

- providing high-speed access to data by optimizing network, computer processor and hard drive features and interfaces;

- allowing files created in both the UNIX, Windows NT and Apple Macintosh environments to be shared simultaneously and across multiple operating systems, while protecting the integrity of the underlying data;

- supporting the native security features of both UNIX and Windows NT;

- supporting remote management and monitoring of the network attached storage device via Web-based software;

- supporting the backup and restoring functionality of commonly used storage management software applications;

- providing both file and block level access to data;

- providing disaster recovery capabilities through mirroring and scheduled backup strategies; and

- enabling ease of installation by the user.

Although our core technical competence is in the development of software, we also possess hardware engineering expertise. We use this expertise to integrate our software with best-of-breed hardware components for the storage business and develop video capture cards for our SecurDVR products. A key element of our design philosophy is to utilize hardware components from third-party vendors to the extent possible. This approach allows us to benefit from the technological advances of numerous competing hardware vendors, while benefiting from the constant price erosion in several hardware sectors. Moreover, this philosophy reduces our dependence on any one supplier. We intend to improve the performance of our software, incorporate anticipated advances in disk drive and computer processor hardware, and support the complementary storage technologies and software applications of other vendors.

Intellectual Property, Government Approvals and Regulations

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright and trade secret protections and confidentiality agreements to establish and protect our intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, resellers and customers. We have exclusive rights to our domain names www.merlinsoftech.com and www.merlintechnologies.com. We have secured the registration of the domain name "www.merlinsoftech.com" and "www.merlintechnologies.com", among others.

We have applied for or are in the process of applying for trademark protection in the United States for "Merlin Software Technologies, Inc.", "Communicado", "Option Source", "Essential Server Network Attached Storage+", "Essential Server and Design", "The Essential Server System Administrator, "EssentialServer NAS+", "Turning technology into solutions", "your business is your data", "PerfectBACKUP", "The Plus Factor", "your data is your business", "Brigade", "SecurDVR", "SecurCUBE" and "Secur". We have acquired a registered trademark in the United States in "Software that's Pure Magic". We have applied for trademark protection in Canada for "Linux for the Masses".

We have also applied for a design patent on the computer case for the EssentialServer desktop case.

Our software programs are not protected by any patents nor do we intend to seek any such protection although we have filed a provisional patent application with the United States Patent Office in connection with a specific component of Communicado Fax although it is our intention to allow this to expire. We also allowed our provisional patent on the Option Source Program to expire in 2001. We do treat our software programs and their associated technology as proprietary and own all copyrights in such programs. We have applied for, or are in the process of applying for, copyright registrations in the United States for our software programs.

We require that all employees sign confidentiality agreements regarding their work for us and all rights to technology created by such employees are retained by us. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy, or obtain and use information we regard as proprietary. Policing unauthorized use of our products and infringement of our copyrights is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights, including our copyrights, to the same extent as do the laws of the United States.

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

Suppliers

Source and Availability of Raw Materials

Our company relies upon independent manufacturers and suppliers to manufacture and assemble its proprietary products and expects to continue to rely on such entities in the future. Our company's relationships with independent manufacturers, assemblers and suppliers are generally not covered by formal contractual agreements.

Raw materials and components purchased by our company and its suppliers are generally readily available in the market, subject to market lead times at the time of order. Our company is not dependent upon any single source for a significant amount of its raw materials and components.

Customers

The customers that use our network attached storage appliances represent a broad array of enterprises within diverse industry sectors, including e-businesses, financial services, communications, healthcare and governmental agencies. Generally, network attached storage customers are organizations that require highly reliable, readily accessible, and easily managed storage. These organizations are typically in highly competitive markets and rely on data-intensive applications, such as Web servers, search engines, data warehousing and data mining, multimedia, engineering, digital video production, and enterprise resource planning. Our network attached storage appliances and other data storage products are currently sold primarily through distributors, value added resellers and system integrators under the EssentialServer brand.

The customers that we intend to target for our SecurDVR products include a broad range of businesses including retail enterprises, commercial properties, banks and financial institutions, private property, public areas and any other businesses or enterprises also relying on security services or devices. We anticipate that our SecurDVR products will be sold primarily through security and loss prevention investigators who will sell our products alone or in combination with other products and services.

Employees

As of March 31, 2002, we had 50 permanent employees, with 8 in the area of corporate administration (including human resources and accounting), 29 in product development and 13 in sales and marketing. We also have seven independent contractors providing research and strategic planning, engineering, management consulting, market research, investor relations, business development and capital raising services.

Research and Development

From June 25, 1999 (inception of Merlin Software Technologies Inc.) to December 31, 2001, we have expended an aggregate of $1,572,723 (including stock option compensation) on research and development which substantially consists of development efforts for EssentialServer, SecurDVR, PerfectBACKUP+ and Communicado Fax. As noted, we no longer sell or support the PerfectBACKUP+ and Communicado Fax products lines. We will continue to expend a significant amount of time and money in the next 12 months on research and development activities. These activities will focus on the following areas: updating the design and adding new features to both EssentialServer and SecurDVR, and expanding our security products through internal development or through the acquisition of new products and technologies.

Convertible Note and Promissory Note Financings

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. Under the Note and Warrant Purchase Agreement, dated August 18, 2000, and the Convertible Note Agreements, dated August 18, 2000 and April 16, 2001, we agreed that, so long as at least 10% of the aggregate principal amount of the convertible notes remain outstanding, we would not take certain actions without the prior written consent of the noteholders owning a majority in interest of the aggregate principal amount of the convertible notes. Those actions included, among, others, the following:

- any amendment, alteration or repeal of any of the provisions of our articles of incorporation, or our by-laws;

- the authorization or creation of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock);

- the liquidation, dissolution or winding-up of our company or our subsidiary or any merger or consolidation of our company or our subsidiary with or into another entity or the sale, conveyance or other disposition of all, or substantially all, the assets, property or business of our company or our subsidiary;

- the reorganization, recapitalization, sale, conveyance, or other disposition of or encumbrance of all or substantially all of the property or business of our company or our subsidiary or the merger into or consolidation with any other corporation (other than a wholly owned subsidiary corporation) or effect any transaction or series of related transactions in which, in any case, more than 25% of the voting power of the corporation is disposed of;

- the taking of any action, directly or indirectly or permitting any action to be taken, solely or primarily for the purpose of increasing the value of any class of stock of our company or our subsidiary if the effect of such action is reasonably likely to reduce the value, security, rights or preferences of the Notes;

- the redemption, purchase or other acquisition, directly or indirectly, or any shares of capital stock of our company or our subsidiary or any option, warrant or other right to purchase or acquire any such shares or the repayment or prepayment of any indebtedness other than trade debt incurred in the ordinary course of business;

- the declaration or payment of any dividend or other distribution (whether in cash, stock or other property) with respect to the capital stock of our company or subsidiary;

- the filing of any petition as a debtor or application for other relief as a debtor under any federal or state bankruptcy, insolvency or other similar law, or the sufferance, acquiescence in, consent to or refusal to answer any petition or other application filed by another person against our company or our subsidiary, or any of their respective assets;

- the entering into by our company or our subsidiary of any bank or other non-trade indebtedness for borrowed money in excess of $500,000 in the aggregate;

- the granting or making by our company or our subsidiary of any mortgage or pledge, or the assumption or suffering to exist on, or the imposition on, any of its material properties or assets, any lien, charge, defect in title, or encumbrance of any kind, except liens for taxes not currently due;

- the loan or advance of money, credit (other than by the creation of accounts receivable in the ordinary course of business) or property by our company or our subsidiary;

- the making by our company or our subsidiary of any prepayment of indebtedness or the agreement to do the same;

- the termination, without cause by our company or our subsidiary, of the employment of the Chief Executive Office, Chief Financial Officer, Chief Operating Officer or equivalent position of our company or our subsidiary, and hire any new person to assume such responsibilities;

- the making of or commitment to make, by our company or our subsidiary, any capital expenditures in excess of $100,000;

- the approval of any material legal settlement in excess of $5,000 relating to our company or our subsidiary;

- the grant or issuance of any stock options or other convertible securities of our company or our subsidiary at below fair market value on the date of grant, other than the issuance of up to 750,000 options to incoming management and current and future employees at a maximum discount of 20% below the fair market value on the date of the grant pursuant to any employee stock option plan;

- the voluntary sale, transfer, surrender, abandonment or disposition of any of the assets or property rights (tangible or intangible) of our company or our subsidiary, other than in the ordinary course of business;

- the granting of any material increase in the compensation payable or the compensation to become payable to directors and officers of our company or our subsidiary (including, without limitation, any such increase pursuant to any bonus, pension, profit-sharing, incentive option or other plan or commitment);

- the alteration of the manner of keeping books, accounts or records of our company or our subsidiary, or the change in any manner of the accounting practices therein reflected; or

- the increase in the size of the board of directors of our company.

We also agreed to give the holders of the convertible notes the first right to participate in any debt or equity financing transaction other than an underwritten public offering of our common shares resulting in net proceeds of at least $20 million or an issuance of securities in consideration of a strategic acquisition of another business by our company.

The convertible notes and associated warrants contained reset provisions pursuant to which the conversion price of the convertible notes or the exercise price of the warrants and the number of warrants would be reset on the occurrence of any of the following events:

- we declare a dividend payable in, or other distribution of, additional shares of our common stock;

- we subdivide or combine our outstanding shares of common stock;

- we make a cash distribution (other than a cash dividend payable out of earnings or earned surplus legally available for the payment of dividends);

- we issue any evidences of its indebtedness, any shares of stock of any class or any other securities or property of any nature whatsoever for consideration less than the current market value;

- we issue any warrants or other rights to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property of any nature whatsoever;

- we issue or sell any shares of common stock, other than any such sales pursuant to options or warrants that are outstanding the date hereof and sales of up to an additional 750,000 options to incoming management or current or future employees, having an exercise price of at least 80% of the fair market value of the common stock on the date hereof, for consideration per share less than the conversion price or the current market price in effect immediately prior to the time of such issue or sale; and

- we issue or sell any warrants or other rights to subscribe for or purchase any additional shares of common stock or any convertible securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which common stock is issuable upon the exercise of such warrants or other rights or upon conversion or exchange of such convertible securities is less than the current conversion price, or the current market price.

As at December 31, 2001, based on our review of various corporate actions taken since August 18, 2000, it would appear that our company is technically in breach of the requirement to seek such written consent in respect to the following actions:

- any amendment to our bylaws (a proposed amendment to change the date when our annual meeting could be held);

- the entering into of any bank or non-trade indebtedness for borrowed money in excess of $500,000 in the aggregate (the promissory note agreements with SDS Merchant Fund, L.P.);

- the approval of any material legal settlement in excess of $5,000 (the settlement with Rocket Builders for CDN$147,178.95);

- the grant or issuance of 758,000 stock options or other convertible securities of our company at below fair market value on the date of grant;

- an increase in the size of our board of directors (the increase from three to eight directors);

- the repricing of 578,000 stock options to an exercise price below fair market value on March 1, 2001;

- the failure to provide the noteholders with a copy of each report that we file with the SEC; and

- the issuance of 500,000 shares on March 5, 2001 in exchange for a promissory note in the principal amount of $250,000.

In addition, we have negotiated a bridge loan with SDS Merchant Fund, L.P. without regard to the right of first refusal granted to the Noteholders.

It would appear that certain distributions of securities to our employees and consultants may have triggered reset provisions of the convertible notes and associated warrants. If so, we are also in breach of our covenant in the convertible notes and the associated warrants to promptly compute any such adjustments and to prepare and furnish to the Noteholders certificates setting forth such adjustments.

Each of the above breaches could be considered a default under the terms of the convertible notes and the holders of more than 50% of the principal amount of the convertible notes then outstanding may, among other actions:

- declare the principal of the convertible notes, plus accrued interest, to be immediately due and payable, and upon any such declaration the principal and accrued interest becomes due and payable immediately, with the rate of interest on the unpaid principal increasing to 18% from the date of such declaration until such unpaid principal is repaid in full;

- may protect and enforce its rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible notes, in the Note and Warrant Purchase Agreement or in any document or instrument delivered in connection with or pursuant to the convertible notes, or to enforce the payment of the outstanding convertible notes or any other legal or equitable right or remedy; and

- realize on all collateral secured in connection with the convertible notes and agreements.

As a result of the triggering of the reset provisions of the convertible notes and associated warrants:

- the conversion price of the principal and interest outstanding under the convertible notes would be reset to a price substantially below $1.60, the original conversion price;

- the warrant exercise price on the 1,520,000 warrants originally issued in connection with the convertible notes would be reset to a price substantially below $1.60, the original exercise price; and

- the noteholders would receive additional warrants as a result of the warrant exercise price being reset.

To date, we have not received any notice from the noteholders considering that we are in default under the terms of the convertible notes and the related agreements. Our company obtained waivers, dated April 5, 2002, from the noteholders for the breaches committed by our company to April 5, 2002. The noteholders agreed that each noteholder would waive:

- any breaches of the Note and Warrant Purchase Agreement, the convertible notes and certain associated agreements specifically referred to in the waiver letter (attached as an exhibit to this Annual Report);

- its rights to adjustments to the conversion price under the convertible notes, and to adjustments to the number and exercise price of the associated warrants, in respect of the distributions of securities by our company listed in the waiver letter;

- its rights of first refusal in connection with the promissory notes issued to SDS Merchant Fund, L.P. by our company; and

- the requirement of our company to seek prior written consent of the noteholders owning a majority in interest of the aggregate principal amount of the convertible notes for additional advances from SDS Merchant Fund, L.P. that may occur on and after the date of this letter, regardless of the fact that such advances may exceed $500,000 in the aggregate.

In addition, management of our company is working with the noteholders to restructure the indebtedness and revise the operating covenants and terms of the convertible notes such that our company will not breach the relevant agreements in fiscal 2002. As at April 5, 2002, no agreement has been reached to restructure the debt or any terms of the convertible notes, nor are there any assurances that such restructuring will be achieved.

The many restrictive covenants in the convertible notes and associated agreements effectively prevent our company from raising further financing and restrict our company's ability to conduct business on an ongoing basis. If we are unable to obtain an agreeable restructuring of this indebtedness, our continuing and future operations may be adversely affected.

Some of the other events of default include matters over which we may have some, little or no control, such as various corporate transactions in which the control of our company changes, or if our common stock ceases to be listed on a trading market. If an event of default occurs, we may be unable to repay any part or all of the entire amount in cash and the noteholders could exercise their rights and seize all of our assets and effectively assume control of our company. Any such actions would have an adverse effect on our continuing operations.

Should our company breach the covenants again in 2002, the impact would be reflected in our consolidated financial statements in the period of breach. Assuming the noteholders would not realize upon the collateral, our company's consolidated financial statements would be impacted by a reclassification of remaining long-term debt to current debt and the recognition of expenses associated with (a) the unamortized debt discount; (b) the value attributable to additional warrants issued; (c) the value attributable to a more favorable conversion price; and (d) the value attributable to the repriced warrants.

We have entered into a series of promissory notes with SDS Merchant Fund, L.P. as SDS Merchant Fund continues to provide us with our needed working capital on a month-to-month basis. To the year ended December 31, 2001, SDS Merchant Fund provided us with $1,880,930 of ongoing funding and subsequent to December 31, 2001 has provided us with additional funding of $1,172,000. The promissory notes have varying terms from 180 to 360 days and carry ten percent (10%) interest. As part of the promissory notes, we have agreed to enter into good faith negotiations with SDS Merchant Fund to agree upon a conversion mechanism whereby SDS Merchant Fund could convert all of their outstanding principal and interest into shares of our common stock. SDS Merchant Fund is entitled to a ten percent (10%) premium on conversion of any outstanding principal and interest. The ongoing funding from SDS Merchant Fund allowed us to continue our day-to-day operations. There is no obligation on SDS Merchant Fund to provide us with any further funding.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

MERLIN IS A DEVELOPMENT STAGE COMPANY AND HAS NOT EARNED ANY SIGNIFICANT REVENUES SINCE ITS FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company primarily involved in the development, manufacture and marketing of network attached storage appliances and security and loss prevention systems. While the development of our standalone software programs had been ongoing since our inception in June, 1999, we realized insignificant revenues through December 31, 2001 and we have discontinued sales and support of these products. We began marketing our new product lines, EssentialServer and SecurDVR, in September, 2001 and October, 2001 respectively. As a result, we do not have a historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and market our network attached storage appliance (EssentialServer) and our security and loss prevention system (SecurDVR);

- successfully continue to enhance our current products to keep pace with changes in technology and changes demanded by users of such products; and

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

We incurred a consolidated loss for the year ended December 31, 2001 of $4,332,808 and a loss of $3,461,262 for year ended December 31, 2000. We have generated only $83,777 in revenues from our inception on June 25, 1999 to December 31, 2001 of which $48,666 were generated from software products no longer being sold by our company. Although we anticipate that revenues will increase, we expect a concurrent increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software, hardware or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of this annual report. To the extent that such expenses are not followed in a timely manner additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to December 31, 2001 of $8,410,698. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our business will generate significant revenue. We believe sufficient funds are available through current cash balances and via interim funding as needed to pay for ongoing operating costs and capital expenditures through April 30, 2002. We have projected that we will require approximately $6.1 million over the period ending December 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- our projections for the sales and marketing costs of our EssentialServer and SecurDVR products are understated;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our EssentialServer or SecurDVR products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business objectives.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of EssentialServer, SecurDVR and other products. Such outside capital may include the sale of additional stock and/or commercial borrowing. During the year ended December 31, 2001 and thereafter, we received interim funding from one of the investors in our convertible note financing completed in April, 2001. This investor provided us with $fwingdings; of funding to March 31, 2002 (of which $1,880,930 was advanced during 2001) which allowed us to continue our day-to-day operations. This investor is not obligated to provide us with any further funding and may cease to do so at any time. There can be no assurance that capital will continue to be available from this or other investors if necessary to meet these continuing development and administration costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we were unable to obtain financing in amounts and on terms deemed acceptable, our continuing business and future success would be adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR ESSENTIALSERVER AND SECURDVR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development, marketing and sale of our EssentialServer, SecurDVR and other products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES AND THE OBLIGATIONS OF THE NOTES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 was payable in two tranches. We received $1.1 million on August 24, 2000 and received $1 million on May 1, 2001. As part of the sale of the convertible notes, we issued Series A warrants which entitle the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share. The warrants were also issuable in two tranches; on August 24, 2000 we issued warrants to acquire up to 770,000 shares, and on May 1, 2001, we issued warrants to acquire up to 750,000 shares. The convertible notes provide that in certain circumstances the holders of the notes may convert their position into shares of our common stock, or demand that we repay outstanding amounts with cash. The terms and conditions of the notes pose unique and special risks to our operations and the price of our common stock. Some of those risks are outlined below.

SINCE THE NUMBER OF SHARES ISSUABLE ON THE CONVERSION OF THE NOTES IS BASED ON A DISCOUNT TO THE MARKET PRICE, THE FOUR PURCHASERS OF THE NOTES WILL RECEIVE MORE SHARES IF THE SHARE PRICE DECREASES AT THE TIME OF CONVERSION. THE FOUR PURCHASERS ALSO RECEIVED WARRANTS TO ACQUIRE UP TO 1,520,000 SHARES, AT AN EXERCISE PRICE OF $1.75 PER SHARE, AND IF THE PURCHASERS CONVERT THE NOTES AND EXERCISE THE WARRANTS, THERE COULD BE A CHANGE OF CONTROL AND A SUBSTANTIAL DILUTION OF YOUR SHARES.

The four investors may convert their convertible notes into shares of our common stock at conversion prices equal to the lower of a fixed price and the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading day immediately preceding the conversion date. If the holders convert the notes and exercise the warrants, there could be a change in control of our company. We have filed a registration statement on Form SB-2 under the Securities Act of 1933, pursuant to which selling stockholders may resell up to 12,820,000 shares of our common stock, including up to 10,500,000 shares of common stock issuable upon the conversion of the convertible notes and up to 1,520,000 shares of common stock issuable upon the exercise of the warrants issued in connection with the convertible notes. The registration statement was declared effective on March 30, 2001. We have agreed to file another registration with the SEC should the number of shares issued to the noteholders on conversion of the convertible notes or upon exercise of the warrants exceed 12,820,000, the number filed on our original registration statement.

Since the number of shares issuable upon conversion of the notes is based on a discount to the market price of our common stock, the holders of the convertible notes will receive more shares upon conversion if the share price decreases at the time of conversion. The price at which the notes can be converted and the exercise price of the warrants will be reduced or if we issue or sell any of our shares or other securities at a price lower than the current conversion price or the current market price, as it is calculated at the time of such issuances. If the conversion price or the exercise price is reduced or re-set, then the noteholders may obtain even more of our common shares upon conversion of the notes and upon exercise of the warrants. There have been issuances during the year ended December 31, 2001 which would have triggered the reduction or reset of the conversion price and/or the exercise price of the warrants. The conversion of the convertible notes and the exercise of warrants may result in substantial dilution to the interests of other holders of common stock since each holder of convertible notes and warrants may ultimately convert the full amount of the notes, fully exercise the warrants and sell all of these shares into the public market.

Assuming a 75% decline in the price of our common stock from the price of $0.35 on April 1, 2002, we would be required to issue approximately 25,263,157 shares upon conversion of all outstanding principal and accrued interest under the convertible notes and 1,520,000 shares upon exercise of all the warrants. The total amount of shares issued would be 26,783,157 and would represent approximately 60% of our current issued and outstanding shares after such conversion of the notes and the exercise of the warrants (assuming no exercises of otherwise outstanding stock options and warrants). These numbers are also impacted by the provision in the agreement whereby none of the four note holders is permitted to hold more than 9.9% of our company's stock at any one time.

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

As of December 31, 2001, $65,020 of the convertible notes and $158,142 of accrued interest had been converted into an aggregate of 1,874,380 common shares 593,881 of which were qualified for resale under the registration statement. During the period from January 1, 2002 to April 1, 2002, an additional $240,000 of the convertible notes and $47,935 of accrued interest were converted into 1,623,873 common shares 1,487,501 of which were qualified for resale under the registration statement.

We have also received interim funding from one of the investors in our convertible note financing. The investor provided us with $1,880,930 to December 31, 2001, and an additional $1,172,000 of funding subsequent to December 31, 2001. We have agreed that we will negotiate a conversion arrangement with this investor, whereby this investor would convert all outstanding principal and interest into common shares of our company. We have not yet agreed on a conversion formula.

If this investor or the convertible Noteholders were to convert their outstanding debt into shares of our common stock, there would be a change of control and a substantial dilution of your shares.

THE CONVERTIBLE NOTES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE US TO REPAY THE ENTIRE AMOUNT IN CASH IMMEDIATELY. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

We will be considered in default of the convertible notes if any of the following, among others, occurs:

- we fail to pay interest on any of the convertible notes on or before the date such payment is due;

- we fail to pay principal on any of the convertible notes on or before the date such payment is due;

- a custodian, receiver, liquidator or trustee of our company, or of any of our property, is appointed or takes possession of our company or our property; or an order for relief is entered under the Federal Bankruptcy Code; or any of our property is sequestered by court order; or a petition or other proceeding is filed against us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of indebtedness, dissolution or liquidation law of any jurisdiction;

- we file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of indebtedness, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consent to the filing of any petition under any such law;

- we make an assignment for the benefit of our creditors, or generally fails to pay our obligations as they become due, or consent to the appointment of or taking possession by a custodian, receiver, liquidator or trustee of our company of all or any material part of our property;

- one or more final judgments, orders or decrees is rendered against us and/or our subsidiary in an aggregate amount equal to or in excess of $100,000 which are not vacated, satisfied, discharged or execution thereof stayed within a period of 30 days from the entry thereof;

- we fail to comply with any law or regulation, whether with respect to the conduct of its business or otherwise, which failure has a material adverse effect;

- we suspend all or any part of our operations and such suspension would reasonably be expected to have a material adverse effect;

- we assign, pledge, hypothecate, transfer, exchange, grant or otherwise dispose or encumber of all or any part of the capital stock of our subsidiary; or

- we fail to perform or observe any other covenant or agreement contained in the convertible notes, the purchase agreement contains or the associated agreements, which include among others, covenants whereby we have agreed to not to, without the prior written consent of the noteholders, effect any amendment to our constating documents, the approval of any transaction with any related party, the entering into any bank or other non-trade indebtedness in excess of $500,000, the approval of any legal settlement in excess of $5,000, the grant or issuance of any stock options or other convertible securities at below fair market value, and the increase in the size of our board of directors.

If any one of the above defaults occurs, the holders of more than 50% of the principal amount of the convertible notes then outstanding may, among other actions:

- declare the principal of the convertible notes, plus accrued interest, to be immediately due and payable, and upon any such declaration such principal and accrued interest shall become due and payable immediately with the rate of interest on the unpaid principal increasing to 18% percent from the date of such declaration until such unpaid principal is repaid in full; and

- may protect and enforce its rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible notes, in the purchase agreement in connection with the convertible notes or in any document or instrument delivered in connection with or pursuant to this convertible note, or to enforce the payment of the outstanding Notes or any other legal or equitable right or remedy.

As detailed in the section entitled "Convertible Note and Promissory Note Financings, we have taken several actions, including obtaining indebtedness in excess of $500,000, increasing the size of our board of directors, amending our by-laws and entering into a settlement of a lawsuit in excess of $5,000 that gave the noteholders the right to consider us in default of the convertible notes. Our company's management have made the noteholders aware of all these actions. To date, we have not received any notice from the noteholders considering that we are in default of the convertible notes.

Our company obtained waivers, dated April 5, 2002, from the noteholders for the breaches committed by our company to April 5, 2002. The noteholders agreed that each noteholder would waive:

- any breaches of the Note and Warrant Purchase Agreement, the convertible notes and certain associated agreements specifically referred to in the waiver letter (attached as an exhibit to this Annual Report);

- its rights to adjustments to the conversion price under the convertible notes, and to adjustments to the number and exercise price of the associated warrants, in respect of the distributions of securities by our company listed in the waiver letter;

- its rights of first refusal in connection with the promissory notes issued to SDS Merchant Fund, L.P. by our company; and

- the requirement of our company to seek prior written consent of the noteholders owning a majority in interest of the aggregate principal amount of the convertible notes for additional advances from SDS Merchant Fund, L.P. that may occur on and after the date of this letter, regardless of the fact that such advances may exceed $500,000 in the aggregate.

Our company's management is working with the convertible noteholders to restructure the indebtedness and revise the covenants and terms of the convertible notes such that our company will not breach the relevant agreements in fiscal 2002. As at April 5, 2002, no agreement has been reached to restructure the debt or any terms of the convertible notes, nor are there any assurances that such restructuring will be achieved.

The many restrictive covenants in the convertible notes and associated agreements effectively prevent our company from raising further financing and restrict our company's ability to conduct business on an ongoing basis. If we are unable to obtain an agreeable restructuring of this indebtedness, our continuing and future operations may be adversely affected.

Some of the other events of default include matters over which we may have some, little or no control, such as various corporate transactions in which the control of our company changes, or if our common stock ceases to be listed on a trading market. If an event of default occurs, we may be unable to repay any part or all of the entire amount in cash and the noteholders could exercise their rights and seize all of our assets and effectively assume control of our company. Any such actions would have an adverse effect on our continuing operations.

SALES OF A SUBSTANTIAL NUMBER OF SHARES INTO THE PUBLIC MARKET BY THE SELLING SHAREHOLDERS MAY RESULT IN A SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

The actual daily trading volume of our shares of common stock over the three months ended December 31, 2001 has averaged less than 62,000 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 17,896,166 shares of common stock issued and outstanding as of April 11, 2002. Through the registration statement on Form SB-2, which was declared effective on March 30, 2001, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 2,881,382 of which are included in the 17,896,166 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock.

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

FUTURE SALES OF COMMON STOCK BY OUR EXISTING SHAREHOLDERS COULD REDUCE THE PRICE OF OUR COMMON STOCK.

The market price of our common stock could decline as a result of sales of shares of our common stock by our existing stockholders in the market. Likewise, the perception that these sales could occur may result in the decline of the market price of our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price we deem appropriate.

ALL OF OUR ASSETS ARE SECURED AND CONSEQUENTLY, IF WE DEFAULT ON THE CONVERTIBLE NOTES, OUR CONTINUED OPERATION WILL BE ADVERSELY AFFECTED.

We are financing our operations primarily through the issuance of the convertible notes and loan advances. The convertible notes have been secured primarily by all of our assets. If we default on any of these convertible notes, it could have a material adverse effect on our business.

THE CONVERTIBLE NOTES RESTRICT OUR ABILITY TO RAISE ADDITIONAL EQUITY WITHOUT THE CONSENT OF THE NOTEHOLDERS, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL NECESSARY FINANCING TO OPERATE OUR BUSINESS OR TO REPAY THE NOTEHOLDERS.

The agreements we executed when we issued these convertible notes prohibit us from obtaining additional equity or equity equivalent financing without the noteholder's consent unless we first offer the noteholders the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of a limited number of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with gross proceeds exceeding $20 million. The restrictions described in this paragraph may make it extremely difficult to raise additional equity capital while the convertible notes remain outstanding. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR ESSENTIALSERVER AND SECURDVR PRODUCTS, OUR ABILITY TO GENERATE REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our EssentialServer and SecurDVR products. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of these products is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of EssentialServer and SecurDVR, as a result of competition, technological change, lack of consumer demand or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these products, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing any of these products or any new products, software programs, applications or enhancements, and any failure to do so would significantly harm our business.

WE SOLD ONLY LIMITED QUANTITIES OF PERFECTBACKUP+ AND COMMUNICADO FAX PRIOR TO DISCONTINUING THOSE PRODUCT LINES AND HAVE ONLY RECENTLY COMMENCED THE MARKETING AND SELLING OF ESSENTIALSERVER AND SECURDVR. IF THE COMPUTER AND TECHNOLOGY INDUSTRY DOES NOT ACCEPT OUR PRODUCTS, WE WILL BE UNABLE TO SUCCESSFULLY BUILD OUR BUSINESS.

Prior to discontinuing our PerfectBACKUP+ and Communicado Fax product lines, we sold only limited quantities of those products. Our success will depend on the acceptance of EssentialServer and SecurDVR by the computer and technology industry and small and medium-sized businesses. Achieving such acceptance will require significant marketing investment. We cannot assure you that our existing or proposed products will be accepted by the small and medium-sized enterprises at sufficient levels to support our operations and build our business.

WE ARE DEPENDENT ON VALUE-ADDED RESELLERS AND INDIRECT DISTRIBUTORS FOR THE SALES OF OUR PRODUCTS, AND IF WE ARE NOT SUCCESSFUL IN EXPANDING OUR DISTRIBUTION CHANNELS, OUR ABILITY TO GENERATE REVENUES WILL BE HARMED.

We are dependent on the value added reseller channel for the sales and distribution of our EssentialServer and SecurDVR products. While we believe that this arrangement will be beneficial, there can be no assurance that we will be able to deliver our products to these value added resellers in a timely manner or that these value added resellers will be able to sell our products in the volumes that we anticipate. Further, the value added reseller and distributor channel is the only significant channel through which we distribute our products. In addition, we have only limited experience in marketing EssentialServer and SecurDVR through value added resellers and we will have little, if any, control over our third-party distributors. There can be no assurance that we will be successful in our efforts to generate revenue from this distribution channel. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

In order to grow our business, we will need to increase market awareness and sales of our EssentialServer and SecurDVR products. To achieve these objectives, we believe it will be necessary to increase the number of our direct and indirect sales channels. We plan to increase the number of our field sales personnel. However, there is intense competition for these professionals, and we may not be able to attract and retain sufficient new sales personnel.

We also plan to expand revenues from our indirect sales channels, including distributors, value added resellers, and systems integrators. To do this, we will need to modify and expand our existing relationships with these indirect channel partners, as well as enter into new indirect sales channel relationships. We may not be successful in accomplishing these objectives. If we are unable to expand our direct or indirect sales channels, our ability to increase revenues may be limited.

BECAUSE WE DO NOT HAVE EXCLUSIVE RELATIONSHIPS WITH OUR DISTRIBUTORS OR RESELLERS, THESE CUSTOMERS MAY GIVE HIGHER PRIORITY TO PRODUCTS OF COMPETITORS, WHICH COULD HARM OUR OPERATING RESULTS.

Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue, or that these sales will be profitable.

RAPID TECHNOLOGICAL CHANGES IN THE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES AND BECOME OR REMAIN PROFITABLE.

The development and sales of EssentialServer and SecurDVR are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage experienced software developers and programmers, we only have limited experience in developing and marketing our EssentialServer and SecurDVR products.

Our future growth will depend in large part upon our ability to successfully develop and introduce new hardware and software for the network attached storage markets. Due to the complexity of products such as ours, and the difficulty in estimating the engineering effort required to produce new products, we face significant challenges in developing and introducing new products. We may be unable to introduce new products on a timely basis or at all. If we are unable to introduce new products in a timely manner, our operating results could be harmed.

Even if we are successful in introducing new products, we may be unable to keep pace with technological changes in our markets and our products may not gain any meaningful market acceptance. The markets we serve are characterized by rapid technological change, evolving industry standards, and frequent new product introductions and enhancements that could render our products obsolete and less competitive. As a result, our position in these markets could erode rapidly due to changes in features and functions of competing products or price reductions by our competitors. In order to avoid product obsolescence, we will have to keep pace with rapid technological developments and emerging industry standards. We may not be successful in doing so, and if we fail in this regard, our operating results could be harmed.

UNSCHEDULED DELAYS IN DEVELOPMENT OF ESSENTIALSERVER OR SECURDVR OR IN THE IMPLEMENTATION OF OUR SALES PROGRAM, COULD RESULT IN LOST OR DELAYED REVENUES.

Delays and related increases in costs in the further development or improvement of our EssentialServer and SecurDVR products or the implementation of our sales and marketing program, could result from a variety of causes, including:

- delays in the development, testing and commercial release of updates to or new versions of our EssentialServer and SecurDVR products;

- delays in hiring or retaining experienced software developers and programmers;

- delays in locating and hiring experienced sales and marketing professionals; and

- delays caused by other events beyond our control.

There can be no assurance that we will successfully develop further enhancements to our EssentialServer and SecurDVR products on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our products or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

THE LOSS OF ROBERT HELLER OR ANY OF MERLIN'S KEY ENGINEERS AND DEVELOPERS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Robert Heller and other key engineers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Robert Heller or any of Merlin's engineers and developers could have a material adverse effect on our business, development, financial condition, and operating results. We recently obtained "key person" life insurance on Robert Heller.

COMPETITION IN THE COMPUTER INFORMATION STORAGE MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS.

The markets for data storage solutions are intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products. Some of our competitors have significantly more financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. We may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is significant price competition in the markets in which we compete, and we believe that pricing pressures are likely to continue. Certain competitors may reduce prices in order to preserve or gain market share. This pricing pressure could result in significant price erosion, reduced gross profit margins and loss of market share, any of which could negatively affect our business, financial condition and operating results.

THE STORAGE DEVICE MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as storage area networks, or SANs, and network attached storage, or NAS, devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

- the difficulty in forecasting customer demand accurately;

- the possibility that sales of new products may cannibalize sales of our current products;

- delays in our initial shipments of new products;

- competitors' responses to our introduction of new products; and

- the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

In addition, we must be able to maintain the compatibility of our products with significant future device technologies, and we must rely on producers of new device technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty, and we may not meet our product development schedules. We have in the past experienced delays in the introduction of some new products. If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

COMPETING DATA STORAGE TECHNOLOGIES MAY EMERGE AS A STANDARD FOR DATA STORAGE SOLUTIONS WHICH COULD CAUSE GROWTH IN THE NAS MARKET NOT TO MEET OUR EXPECTATIONS AND DEPRESS OUR STOCK PRICE.

The market for data storage is rapidly evolving. There are other storage technologies in use, including storage area network technology, which provide an alternative to network attached storage. We are not able to predict how the data storage market will evolve. For example, it is not clear whether usage of a number of different solutions will grow and co-exist in the marketplace or whether one or a small number of solutions will be dominant and displace the others. It is also not clear whether network attached storage technology will emerge as a dominant or even prevalent solution. Whether NAS becomes an accepted standard will be due to factors outside our control. If a solution other than network attached storage emerges as the standard in the data storage market, growth in the network attached storage market may not meet our expectations. In such event, our growth and the price of our stock would suffer.

IF GROWTH IN THE NETWORK ATTACHED STORAGE MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

We believe our future financial performance will depend in large part upon the continued growth in the network attached storage market and on emerging standards in this market. We intend for network attached storage products to be our primary business. The market for network attached storage products, however, may not continue to grow. Long-term trends in storage technology remain unclear and some analysts have questioned whether competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the network attached storage market grows more slowly than anticipated, or if network attached storage products based on emerging standards other than those adopted by us become increasingly accepted by the market, our operating results could be harmed.

THE REVENUE AND PROFIT POTENTIAL OF NETWORK ATTACHED STORAGE PRODUCTS IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR NAS PRODUCT LINES.

Network attached storage technology is relatively recent, and our ability to be successful in the network attached storage market may be negatively affected by not only a lack of growth of the network attached storage market but also the lack of market acceptance of our network attached storage products. Additionally, we may be unable to achieve profitability as we transition our business to focus on network attached storage products.

THE RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to have heightened corporate America's concern for data and personal security. We have seen a marked increase in our products since those events on September 11, 2001. However, those same events appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results. In addition, increased interest in the security and loss prevention markets could lead to increased competition from new product entries from new companies.

DUE TO DETERIORATED U.S. AND WORLD ECONOMIC CONDITIONS, INFORMATION TECHNOLOGY SPENDING ON DATA STORAGE AND OTHER CAPITAL EQUIPMENT COULD DECLINE. IF TECHNOLOGY SPENDING IS REDUCED, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

Many of our customers are affected by economic conditions in the United States and throughout the world. Many companies have announced that they will reduce their spending on data storage and other capital equipment. If spending on data storage technology products is reduced by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall information technology purchases, our business, sales, gross profits and operating results may be adversely affected.

WE RELY UPON A LIMITED NUMBER OF SUPPLIERS FOR SEVERAL KEY COMPONENTS USED IN OUR PRODUCTS, INCLUDING DISK DRIVES, TAPE DRIVES AND OTHER COMPONENTS, AND ANY DISRUPTION OR TERMINATION OF THESE SUPPLY ARRANGEMENTS COULD DELAY SHIPMENT OF OUR PRODUCTS AND HARM OUR OPERATING RESULTS.

We rely upon a limited number of suppliers of several key components used in our products, including disk drives, tape drives and other components. We may experience periodic shortages, selective supply allocations and increased prices for these and other components. We may experience similar supply issues in the future. Even if we are able to obtain component supplies, the quality of these components may not meet our requirements. For example, in order to meet our product performance requirements, we must obtain disk drives of extremely high quality and capacity. Even a small deviation from our requirements could render any of the disk drives we receive unusable by us. In the event of a reduction or interruption in the supply or a degradation in quality of any of our components, we may not be able to complete the assembly of our products on a timely basis or at all, which could force us to delay or reduce shipments of our products. If we were forced to delay or reduce product shipments, our operating results could be harmed. In addition, product shipment delays could adversely affect our relationships with our channel partners and current or future end-users.

UNDETECTED DEFECTS OR ERRORS FOUND IN OUR PRODUCTS, OR THE FAILURE OF OUR PRODUCTS TO PROPERLY INTERFACE WITH THE PRODUCTS OF OTHER VENDORS, MAY RESULT IN DELAYS, INCREASED COSTS OR FAILURE TO ACHIEVE MARKET ACCEPTANCE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Complex products such as those we develop and offer may contain defects or errors, or may fail to properly interface with the products of other vendors, when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time, and may in the future encounter these problems in our existing or future products. Any of these problems may:

- cause delays in product introductions and shipments;

- result in increased costs and diversion of development resources;

- require design modifications; or

- decrease market acceptance or customer satisfaction with these products, which could result in product returns.

In addition, we may not find errors or failures in our products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could significantly harm our operating results. Our current or potential customers might seek or succeed in recovering from us any losses resulting from errors or failures in our products.

EVEN THOUGH WE TREAT OUR PRODUCTS AS PROPRIETARY, NEITHER ESSENTIALSERVER NOR SECURDVR ARE PROTECTED BY ANY PATENTS. ACCORDINGLY, IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS OPERATIONS COULD BE ADVERSELY AFFECTED.

Although we have filed a design patent application for the EssentialServer, neither EssentialServer nor SecurDVR is protected by any patents. We do treat our products and their associated technology as proprietary. Despite the precautions taken to protect our products, unauthorized parties may attempt to reverse engineer them or otherwise emulate their functionality thus having a significant negative impact on their commercial value.

OUR PROPRIETARY PRODUCTS RELY ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws and trade secrets to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and license agreements with end-users and control access to our source code and other intellectual property. We have applied for the registration of some, but not all, of our trademarks. We have applied for U.S. patents with respect to the design of the computer case that holds the desktop version of our EssentialServer product and we anticipate that we may apply for additional patents. It is possible that no patents will issue from our currently pending applications. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES' PROPRIETARY RIGHTS OR CLAIMS THAT OUR OWN TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE WE ARE IN THE PROCESS OF ESTABLISHING OUR NAME RECOGNITION AND BECAUSE OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

The growing market for products similar to our EssentialServer and SecurDVR products has attracted new market participants, as well as expansion by established participants, resulting in substantial and increasing competition.

Many of our present and future competitors in this market have substantially greater financial, marketing, technical and development resources, name recognition, and experience than we do. Our competitors may be able to respond more quickly to new or emerging advancements in this market and to devote greater resources to the development, promotion and sale of their products. In addition, companies that develop operating systems could introduce new or upgrade existing operating systems or environments that include products similar to those that we offer, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

While we believe that the EssentialServer and SecurDVR product lines are competitive in the market, no assurances can be given that competitors, in the future, will not succeed in developing better devices. In addition, current and potential competitors may make strategic acquisitions or establish co-operative relationships among themselves or with third parties that could increase their ability to capture a larger portion of the market share for such products. This type of existing and future competition could affect our ability to form and maintain agreements with our distribution, reseller, bundling and marketing partners. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

With respect to our EssentialServer product line, our indirect competitors include Microsoft, IBM/Tivoli, Sun Microsystems and other server manufacturers that sell general-purpose servers. However, the network attached storage appliances manufactured and sold by these companies are not the core focus of their businesses. Our direct competitors include Snap Appliances, Network Appliances, Maxtor and HP/Compaq. However, these companies do not provide integrated solutions and in each case, the total cost of ownership for systems comparable to EssentialServer is significantly higher. To the best of our knowledge, EssentialServer is the only product offering an integrated network attached storage appliance, mirroring and backup services with the only exception being a recently announced product from IBM. EssentialServer's main competition comes from the Snap 2000, sold by Quantum's Snap Appliances. There are three main differences between EssentialServer and the Snap 2000:

- EssentialServer is a pre-integrated solution while the Snap 2000 requires a number of additional components in order to provide full storage and back-up functionality;

- EssentialServer's Web Admin Tool has a user interface that is superior to the Snap 2000's, as it has fewer screens and more intuitive navigation; and

- EssentialServer offers a lower total cost of ownership (between $2,200 - $4,400) as compared to the Snap 2000 (total cost of ownership between $2,600 - $9,900).

Competition in the security and loss prevention market is very fragmented, particularly in the early stage digital and integration products, with no company with dominant market share. Our competitors, including March Networks, NexWatch and Pelco, are companies with the most functional products available on the market. SecurDVR has a feature set comparable or superior to the products offered by each of the above-mentioned competitors. In addition, we offer small and medium-sized businesses a self-contained unit, as opposed to the 19" rack format DVR products offered by our competitors, which is an incompatible format for the majority of small and medium-sized enterprises.

WE MAY BE SUED BY OUR CUSTOMERS FOR PRODUCT LIABILITY CLAIMS AS A RESULT OF FAILURES IN OUR DATA STORAGE PRODUCTS.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

Item 2. Description of Property.

On February 28, 2002, we moved our executive and head offices to 4370 Dominion Street, 3rd Floor, Burnaby, British Columbia, Canada V5G 4L7 on February 11, 2002. Our telephone number is (604) 320-7227 and our facsimile number is (604) 320-7277. We have entered into a yearly lease expiring on March 31, 2005 at an annual cost of approximately CDN$89,152 (approximately $56,000) per year plus all operating costs. The premises are approximately 11,144 square feet in size.

Item 3. Legal Proceedings.

Other than set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On May 10, 2001, Rocket Builders Canada Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry Action No. S012673) against our subsidiary seeking payment of US$81,500 and CDN$21,400 in connection with services performed by Rocket Builders on behalf of our company. By a Settlement Agreement, dated June 4, 2001, we agreed to pay the sum of CDN$147,178.95, with CDN$36,839.74 paid upon the execution of the Settlement Agreement and the balance to be paid on or before July 15, 2001. Rocket Builders agreed to dismiss the lawsuit upon the full amount being paid to Rocket Builders by our company. As of March 1, 2002, Merlin had not repaid the full amount of CDN$147,178.95 to Rocket Builders and accordingly, the lawsuit has not yet been dismissed. There is $9,500 that remains outstanding to Rocket Builders. If we do not pay the full amount of the settlement, then Rocket Builders would be entitled to proceed forward with their lawsuit. To date, Rocket Builders has been co-operating and has agreed to the late payment of the Settlement amount.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "MLSW" and CUSIP# 59-011Y-108. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Stalt, Inc. is the registrar and transfer agent for our common shares. Their address is 848 Tanager Street, Suite N, Incline Village, Nevada 89451 Telephone: 775.831.3335, Facsimile 775.831.3337.

Our common stock began trading on the OTC Bulletin Board on January 13, 2000 but there was no trading activity until January 18, 2000. The high and low bid prices for our common shares (obtained from Yahoo! Finance) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High	Low
December 31, 2001	$0.54	$0.16
September 30, 2001	$0.33	$0.13
June 30, 2001	$0.4688	$0.10
March 31, 2001	$0.9375	$0.2656
December 31, 2000	$1.3438	$0.2188
September 30, 2000	$3.00	$1.1719
June 30, 2000	$4.50	$1.1562
March 31, 2000(2)	$10.00	$2.9531

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Our common shares began quotation on January 13, 2000 but there was no trading activity until January 18, 2000.

On April 11, 2002, the shareholders' list for our common shares showed 90 registered shareholders and 17,896,166 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Other than as noted below, there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future

As part of our convertible note financing, we agreed, so long as at least 10% of the aggregate principal amount of the convertible notes remain outstanding, not to declare any dividends without the prior written consent of the holders owning a majority of the outstanding principal of the convertible notes.

Recent Sales of Unregistered Securities

On October 3, 2001, we issued 80,000 common shares to one of our consultants pursuant to a Consulting Agreement dated July 25, 2001. We had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

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

On October 16, 2001, we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.16 per share. On November 5, 2001, we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.16 per share. On November 13, 2001, we granted to one of our employees stock options to purchase 8,000 shares of our common stock at an exercise price of $0.16 per share. On December 10, 2001, we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.35 per share. On December 17, 2001, we granted to one of our employees stock options to purchase 12,000 shares of our common stock at an exercise price of $0.35 per share. All stock options were granted in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis

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

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

General

We were formed in Nevada on August 30, 1995 under the name Austin Land & Development Inc. We changed our name to Merlin Software Technologies International, Inc. on January 7, 2000. We were inactive until the acquisition of 100% of the issued and outstanding shares of Merlin Software Technologies Inc. (a company incorporated in Nevada on June 25, 1999). That acquisition was completed by a share exchange reorganization with Merlin Software Technologies Inc. on April 26, 2000. From incorporation until April 26, 2000, Merlin Software Technologies Inc. was in the business of developing utility software programs for computers using a Linux or Unix operating system.

Between April 26, 2000 and May 2001, we focussed on the development and marketing of our two utility software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. Beginning in January, 2001, we began to shift our attention to the development of an integrated network attached storage and backup appliance line of products, called EssentialServer, which current release incorporates components of PerfectBACKUP+ and which can incorporate our Communicado Fax enterprise server software. We launched EssentialServer on September 5, 2001. On October 16, 2001, we announced the launch of our new security and loss prevention system, SecurDVR. SecurDVR provides cost effective monitoring and surveillance for retailers, commercial/industrial property managers, hospitality operators and other businesses through the implementation and monitoring of up to 16 closed circuit television cameras. SecurDVR offers fast image retrieval and high-availability digital storage through the utilization of state-of-the-art digital recording and image capture.

Selected Financial Data

Set forth below is selected financial data as of December 31, 2001 and December 31, 2000. As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. The information set forth below should be read in conjunction with our audited consolidated financial statements and "Management's Discussion and Analysis" included in this annual report.
	Years ended December 31
	2001	2000

Sales	61,564	22,213

Expenses
Cost of Sales	36,014	15,678
Depreciation	61,239	52,219
General and Administration	1,938,895	1,420,441
Professional fees	226,048	183,461
Promotion and advertising	825,902	988,726
Research and Development	740,292	734,102

	3,828,390	3,372,414

Loss from operations	(3,766,826)	(3,372,414)

Interest and other	565,982	88,848

Net loss for the year	(4,332,808)	(3,461,262)
	As at	As at
	December 31,	December 31,
	2001	2000

Working Capital (Deficit)	(2,233,403)	(111,977)
Total Assets	671,301	493,762
Total Stockholders' Equity (Capital Deficit)	(3,065,506)	4,123
Deficit Accumulated in the Development Stage	(8,410,698)	(4,077,890)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products to meet these needs, and the branding of our company and our products. Until March 2001, our primary focus was on the development and marketing of our two software products, PerfectBACKUP+ and Communicado Fax. We continued development on both of these products until May 2001 at which time we began the integration of PerfectBACKUP+ with our Essential Server product and commenced development of two proprietary software programs for the Essential Server: a user management interface and a file synchronization program. We released the enterprise version of Communicado Fax in May 2001, however discontinued further development, sales and support of the product, as a stand-alone boxed software solution in January, 2002, due to insufficient market demand. Since December 2001, we have also discontinued all sales and support of PerfectBACKUP+ as a stand-alone boxed software solution also, due to insufficient market demand. As of March, 2001, we switched our focus to the development and sale of our EssentialServer and SecurDVR products.

We believe that we will generate increased revenue over the next three fiscal years with the release of our new product lines, EssentialServer and SecurDVR. EssentialServer is an integrated network attached storage and backup appliance that presently incorporates components of our PerfectBACKUP+ software, and which can incorporate our Communicado Fax enterprise server software. SecurDVR is a security and loss prevention system that provides cost effective monitoring and surveillance utilizing state-of-the-art digital recording and image capture.

During the year ended December 31, 2001, we reorganized our sales and business development group and hired four individuals with sales and marketing experience, specifically in the value added reseller channel. We added a Chief Marketing Officer to our management team, experienced in the marketing and selling of network-based solutions. We anticipate that the value added reseller and distributor channels will be the most cost-effective way through which to sell our EssentialServer and SecurDVR products. We will focus on increasing sales volume through the development of a large local and international value added reseller and distributor channel, in addition to other partnering and distribution arrangements. We anticipate an increase in revenues in fiscal 2002, 2003 and 2004 from increased sales of EssentialServer, SecurDVR and any new products that we may release during those periods.

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

FUTURE OPERATIONS

For the year ended December 31, 2001, we used $2,898,293 in cash to fund operations, used $65,538 in cash to fund investing activities consisting primarily of capital asset additions and generated $2,882,730 in net cash inflow primarily from proceeds of promissory notes and convertible notes. As at December 31, 2001, we had a working capital deficiency of $2,233,403. Management projects that our company will require additional cash and working capital to fund planned operations for the next twelve months in the amount of $6.1 million to achieve our goals and objectives. Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors, current lenders and stockholders, obtaining further financing, successful and sufficient market acceptance of our current and updated versions of our new network-attached server products, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the annual consolidated financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

In February 2002, we engaged consultants to review our current capital structure and identify opportunities to raise additional debt and equity as required. Their preliminary assessment of our company's capital structure indicated a strong need to restructure the convertible notes currently outstanding so that we could attract new capital to our business. This is further magnified by the various breaches of certain covenants contained in the convertible notes and associated agreements that occurred in 2001, which could result in the convertible noteholders exercising remedies existing in the various agreements. Among the remedies include the demand for payment of the outstanding notes, a change to the conversion price which would benefit the noteholders through the issuance of additional common shares on conversion, the issuance of a significant amount of additional warrants at lower exercise prices. We obtained a waiver, dated April 5, 2002, waiving the noteholders' right to enforce the various breaches of the convertible notes and associated agreements for events occurring up to the date of the waiver. Please refer to the section entitled "Convertible Note and Promissory Note Financings" for details of the various covenant breaches, the ramifications thereof and the waivers of those breaches that have been obtained by our company.

In late-March 2002, we held an initial meeting with the convertible noteholders to attempt to restructure the existing convertible notes and promissory notes. While no agreement has yet been reached, management believes that we will achieve certain concessions to restructure the existing debt under the convertible notes and promissory notes in such a way that we will better be able to attract new financing to our company for expansion of our business.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

We incurred a net loss of $4,332,808 or $0.31 per share for the year ended December 31, 2001 ("Fiscal 2001") compared to a net loss of $3,461,262 or $0.31 per share for the year ended December 31, 2000 ("Fiscal 2000"). The loss is a result of the factors discussed below.

Sales

We recognized sales of $61,564 during Fiscal 2001, an increase of $39,351 or 77% compared to sales of $22,213 in Fiscal 2000. The increase in sales in Fiscal 2001 resulted from the initial shipments of our EssentialServer and SecurDVR products during the last quarter of fiscal 2001 and a slight increase in sales of our boxed software products PerfectBACKUP+ and Communicado Fax during Fiscal 2001. We discontinued sales and support for both boxed software products during Fiscal 2001. Revenue from the sale of our network attached appliances is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. For indirect sales of our products, revenue is not recognized until the reseller sells products to an end-user customer. Until we can establish a history of returns, recognition of revenue is deferred on sales to resellers having right of return privileges until the return period expires. Once a reliable return history is proven, such returns will be estimated using historical return rates.

Cost of Sales

The principal components of cost of sales for Fiscal 2001 are the cost of components produced by our suppliers, such as disk drives, compact disc drives, tape drives, cabinets, power supplies, controllers, central processing units and other parts. Packaging costs are also included in cost of sales. We did not include overhead charges to our cost of sales in Fiscal 2001.

The principal components of cost of sales for Fiscal 2000 were direct printing charges for the retail boxes used to distribute our software products, copying charges for the compact discs and the protective covers for the compact disc shipped in each retail box. We did not include overhead charges to our cost of sales in Fiscal 2000.

General and Administration Expenses

General and administration expenses have increased to $1,938,895 in Fiscal 2001 compared to $1,420,441 in Fiscal 2000, an increase of $518,454 or 36%.

Stock option compensation was significant in Fiscal 2000 as such compensation was recognized in connection with the options of Merlin Software Technologies Inc exchanged for options of our company. Stock option compensation of $79,171 was recorded in Fiscal 2001 compared to $524,015 recorded in Fiscal 2000.

Disregarding the difference attributable to stock option compensation, general and administration expenses increased by $963,298 or 107% to $1,859,724 in Fiscal 2001. This increase was due to additional compensation expenses related to corporate finance services provided during the year, the addition of 28 additional employees and consultants during the year and the general increase in the overall level of business activity associated with the introduction of our two new products. Also included in general and administrative expense is a $265,000 charge in relation to 500,000 shares issued to a consultant in exchange for a promissory note expiring in March 2002 for which no payment was received. We are pursuing the stockholder for payment or the return of the common stock.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, consulting fees, rent, utilities and insurance. These costs are expensed as incurred.

Professional Fees

Professional fees have increased to $226,048 in Fiscal 2001 compared to $183,461 in Fiscal 2000, an increase of $42,587 or 23%. The increase was due primarily to additional legal fees related to ongoing assistance, completion of the Form SB-2 registration statement done earlier in 2001 and general corporate matters pursuant to the overall increase in our company's activity level. Professional fees consist of auditing, legal and regulatory compliance services.

Promotion and Advertising

Promotion and advertising expenses decreased to $825,902 in Fiscal 2001 compared to $988,726 in Fiscal 2000, a decrease of $162,824 or 16% . The decrease is primarily due to the difference in stock option compensation, being $358,855, recorded in Fiscal 2000 compared to $57,729 in Fiscal 2001. Stock option compensation was significant in Fiscal 2000 as such compensation was recognized in connection with the options of Merlin Software Technologies Inc. exchanged for options of our company.

Disregarding the difference attributable to stock option compensation, promotion and advertising expenses increased by $138,302 or 22% to $768,173 in Fiscal 2001. The increase was primarily due to an increase in the number of sales and marketing personnel required to carry out an effective sales and marketing program for our products. In addition to increased personnel costs, we incurred additional costs related to the development of the valued added reseller channel for the reselling of our products and product branding expenditures.

The nature of the expenditures incurred in both the current and comparative periods are for the personnel and marketing resources required to support the launch and distribution of the products that our company launched being our EssentialServer and SecurDVR products in Fiscal 2001 and the PerfectBackup and Communicado Fax desktop software in Fiscal 2000.

We expect that the expenditures that we incurred in the development of our value added reseller channel and product branding activities will generate an increase in revenues for our company commencing in the second or third quarter of Fiscal 2002.

Research and Development

Research and development charges increased to $740,292 in Fiscal 2001 compared to $734,102 in Fiscal 2000, an increase of $6,190 or an increase of less than 1%. Disregarding the amounts attributable to stock option compensation being a recovery of $7,260 (due to the cancellation of invested options) in Fiscal 2001 and $270,798 in Fiscal 2000, research and development expenditures increased by $284,248 or 61% in Fiscal 2001. The increase was primarily due to the addition of seven additional engineers to complete the development of our EssentialServer and SecurDVR products and to provide for the ongoing upgrade and support of these products and the cost of materials and components required to build prototype units. Fees were also paid to an independent contractor for engineering services.

Research and development expenses consisted primarily of the costs associated with software and hardware development. Specifically, these costs include employee salaries and benefits and consulting fees paid for the design and engineering of the casing for our Essential Server and SecurDVR products The cost of developing new appliances and substantial enhancements to existing appliances are expensed as incurred.

Our company follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 2 in recording research and development expenses. Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred. In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of products containing the Company's software and development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.

During the year, technological feasibility had been established, however, minimal software development costs were incurred in the development of the product between the point of technological feasibility and the commercial release date.

Interest and Financing Costs

Interest and financing costs increased to $565,962 in Fiscal 2001 from $88,848 in Fiscal 2000, an increase of $477,114 or 637%. The increase in Fiscal 2001 was due to additional borrowings in Fiscal 2001, including a promissory note in the amount of $1,880,930 and a convertible note in the amount of $1,000,000. Amortization of the discount representing the value assigned to detachable warrants issued with convertible notes is included in interest expense and amounted to $256,246 in Fiscal 2001 and $74,239 in Fiscal 2000. This increase was due to higher levels of debt outstanding during Fiscal 2001, the 2000 debt being outstanding for a full year and the expense of unamortized discounts associated with the debt converted to our stock during the year. Finally, included in the interest expense is additional interest of $125,447 relating to the conversion of accrued interest to common stock at a discount to the market price on the date of issuance.

Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. Then the intrinsic value of any embedded conversion option is calculated. The values ascribed to the warrants and the beneficial conversion feature (for debt issued after November 2000) is recorded as a debt discount and is amortized to interest expense over the term of the related debt using the effective interest rate method. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements to date have been to fund: (1) the development of PerfectBACKUP+, Communicado Fax and a line of network attached devices under the Essential Server and SecurDVR product names; (2) the marketing and advertising activities undertaken to raise awareness of our company, our software products and network-attached devices; and (3) building the corporate infrastructure required to support the overall operations

During Fiscal 2001, we incurred a loss of $4,332,808 including non-cash interest and financing expenses associated with the issuance of the convertible notes of $539,835, additional compensation of $518,579 related to expenses settled with 1,043,571 shares of our common stock and finally compensation expense of $129,640 related to stock options granted during the year to employees and consultants.

Net cash used in operating activities for Fiscal 2001 was $2,898,293 compared to net cash used in operating activities of $1,986,572 during Fiscal 2000. The increase in cash used in operating activities is substantially attributed to the increase in our company's net loss for Fiscal 2001 compared to Fiscal 2000. Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely.

Net cash provided by financing activities during Fiscal 2001 was $2,882,730 primarily comprised of $1,000,000 being the second tranche of funding under the convertible debenture agreement and secondly $1,880,930 being the proceeds of an unsecured demand loan from one of the holders of the convertible debentures. A further $1,172,000 was advanced by the noteholder subsequent to the year ended December 31, 2001. During Fiscal 2001, $65,020 of the convertible notes and accrued interest of $158,142 were converted into 593,881 of our common shares and 1,280,499 of our common shares. During the period from January 1, 2002 to April 1, 2002, an additional $240,000 of the convertible notes and $47,935 of accrued interest were converted into 1,623,873 common shares. We are currently in the process of restructuring certain terms of the existing debt on a basis more favourable to our company, but have not yet reached agreement on any such restructuring.

Net cash used in investing activities during Fiscal 2001 was $65,538 (2000 - $96,868) which was directly spent in the acquisition of fixed assets, primarily computer equipment and product development costs for our EssentialServer and SecurDVR products. The net decrease in cash during Fiscal 2001 was $81,101 leaving us with a cash balance at December 31, 2001 of $135,613.

We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements to December 31, 2002 to finance our operations and working capital requirements and to pay outstanding debt, subject to a restructuring of our current indebtedness. To accomplish all of our goals and objectives, we require $6.1 million in the next 12 months.

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

Future Cash Requirements

We expect that the recent reorganization of senior sales and marketing personnel and the commercial release of our EssentialServer and SecurDVR products will lead to an increase in revenues commencing in the second or third quarter of Fiscal 2002. We expect that further development and marketing of these products, combined with the planned introduction of new products or updated versions of our existing products in the second or third quarter of 2002, will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2002, we do not anticipate that this will materialize until the second or third quarter of Fiscal 2002. Consequently, we will require a minimum of approximately $6.1 million over the period ending December 31, 2002 in order to accomplish our goals. The cash requirements of $6.1 million are based on our estimates for operational costs for the year ending December 31, 2002, continued sales and marketing programs and finally production costs for our Essential Server and SecurDVR products if we achieve our sales targets. We estimate that approximately $1,224,780 will be required to implement our planned sales and marketing program while approximately $1,249,250 will be required to fund our general and administrative expenditures. Furthermore, $708,470 will be required to support research and development activities while $1,417,500 will be required to fund the production costs of and SecurDVR if we hit our sales targets. Finally, we are attempting to restructure our existing indebtedness under the convertible note and promissory note financings. While no agreement has been reached to restructure the debt or any terms of the convertible notes, we expect that we will require $1.5 million in cash to pay a portion of our current indebtedness while the balance of our current indebtedness will be converted into equity in our company. We intend to meet the balance of our cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing. There can be no assurance that capital will continue to be available to meet these continuing development and administration costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, our company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortise goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible asset, and cease Amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The implementation of these new standards is not expected to have a material effect on the our consolidated financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following Financial Statements pertaining to Merlin and its subsidiary are filed as part of this annual report:

Name

Merlin Software Technologies International, Inc. (audited)

- Independent Auditors' Report, dated March 5, 2002 (except for Note 7(b), as of April 5, 2002)

- Consolidated Balance Sheets as at December 31, 2001 and 2000

- Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended December 31, 2001 and 2000

- Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001

- Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001

- Summary of Significant Accounting Policies

- Notes to the Consolidated Financial Statements.

Merlin Software Technologies
International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the years ended December 31, 2001 and 2000
Merlin Software Technologies
International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the years ended December 31, 2001 and 2000
Contents
Independent Auditors' Report
Consolidated Financial Statements
Balance Sheets
Statements of Changes in Stockholders' Equity (Capital Deficit)
Statements of Operations
Statements of Cash Flows
Summary of Significant Accounting Policies
Notes to the Financial Statements
Independent Auditors' Report
To the Directors and Stockholders of Merlin Software Technologies International, Inc. (A Development Stage Company)

We have audited the Consolidated Balance Sheets of Merlin Software Technologies International, Inc. (a development stage company) as at December 31, 2001 and 2000 and the Consolidated Statements of Operations, Changes in Stockholders' Equity (Capital Deficit) and Cash Flows for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Merlin Software Technologies International, Inc. (a development stage company) as at December 31, 2001 and 2000 and the related Statements of Operations, Changes in Stockholders' Equity (Capital Deficit) and Cash Flows for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenue, has suffered recurring losses from operations and has a negative working capital position. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada
March 5, 2002
(except for Note 7(b) as of April 5, 2002)
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31	2001	2000
Assets (Note 7)
Current
Cash	$135,613	$216,714
Receivables (Note 3)	49,526	55,018
Prepaid expenses	135,723	31,691
Inventories (Note 4)	181,628	-
Total current assets	502,490	303,423
Deferred financing costs (Note 7)	33,299	59,126
Property and equipment (Note 5)	135,512	131,213
Total Assets	$671,301	$493,762
Liabilities and Stockholders' Equity (Capital Deficit)
Liabilities
Current
Accounts payable	$517,874	$341,568
Accrued liabilities	337,089	73,832
Promissory notes payable (Note 6)	1,880,930	-
Total current liabilities	2,735,893	415,400
Convertible notes payable (net of unamortized discounts of $1,034,066 (2000 - $1,025,761)) (Note 7)	1,000,914	74,239
Total liabilities	3,736,807	489,639
Stockholders' equity (capital deficit)
Share Capital
Authorized
50,000,000 Common shares, par value $0.001
Issued
15,460,641 (2000 - 12,536,690) Common shares	15,461	12,537
Additional paid-in capital (Notes 7 and 8)	5,333,731	4,073,476
Deficit accumulated during the development stage	(8,410,698)	(4,077,890)
Reduction for initial contribution of intellectual property	(4,000)	(4,000)
Total stockholders' equity (capital deficit)	(3,065,506)	4,123
Total Liabilities and Stockholders' Equity (Capital Deficit)	$671,301	$493,762
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
For the years ended December 31, 2001 and 2000
	Common Stock - Shares	Common Stock - Amount	Additional paid-in capital	Deficit accumulated during the development stage	Reduction for initial contribution of intellectual Property	Total Shareholders' Equity (Capital Deficit)
Merlin Software Technologies Inc.
Initial contribution of intellectual property in July 1999	4,000,000	4,000	-	-	(4,000)	-
Private placements for cash in July and August 1999 at $0.01 and $0.50 per share	3,900,000	3,900	280,100	-	-	284,000
Stock option compensation	-	-	12,022	-	-	12,022
Net loss and comprehensive loss for the period	-	-	-	(616,628)	-	(616,628)
Balance, December 31, 1999	7,900,000	7,900	292,122	(616,628)	(4,000)	(320,606)
Private placements of common stock in April 2000 at $1.50 per unit	86,665	87	129,913	-	-	130,000
Merlin Software Technologies
International, Inc.
Adjustment for the stockholders' deficit and settlement of loans of the Company at the acquisition date (Note 2)	4,450,025	4,450	1,237,873	-	-	1,242,323
Stock option compensation (Note 8)	-	-	1,153,668	-	-	1,153,668
Value of warrants and beneficial conversion feature of convertible notes (Note 7)	-	-	1,100,000	-	-	1,100,000
Cash received on private placement in September 2000 at $1.60 per unit	100,000	100	159,900	-	-	160,000
Net loss and comprehensive loss for the year	-	-	-	(3,461,262)	-	(3,461,262)
Balance, December 31, 2000	12,536,690	12,537	4,073,476	(4,077,890)	(4,000)	4,123
Issuance of shares for services (Note 10)
- in January 2001 at $0.375 per share	300,000	300	112,200	-	-	112,500
- in January 2001 at $0.75 per share	163,591	164	122,515	-	-	122,679
- in October 2001 at $0.23 per share	80,000	80	18,320	-	-	18,400
Issuance of shares for no consideration in March 2001 (Note 10(e))	500,000	500	264,500	-	-	-
Issuance of shares on exercise of stock options:
- in April 2001 at $1 per share	1,000	1	999	-	-	1,000
- in December 2001 at $0.16 per share	5,000	5	795	-	-	800
Issuance of shares for conversion of notes and accrued interest (Note 7)	1,874,380	1,874	346,735	-	-	348,609
Stock option compensation (Note 8)	-	-	129,640	-	-	129,640
Value of warrants and beneficial conversion feature on convertible notes (Note 7)	-	-	264,551	-	-	264,551
Net loss and comprehensive loss for the year	-	-	-	(4,332,808)	-	(4,332,808)
Balance, December 31, 2001	15,460,641	$15,461	$5,333,731	$(8,410,698)	$(4,000)	$(3,065,506)
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Years ended December 31
	2001	2000	Period from June 15, 1999 (incorporation) to December 31, 2001
Sales			(cumulative)
Network attached servers	$35,111	$-	$35,111
Software and miscellaneous	26,453	22,213	48,666
Total sales	61,564	22,213	83,777
Cost of sales
Network attached servers	26,974	-	26,974
Software and miscellaneous	9,040	15,678	24,718
Total cost of sales	36,014	15,678	51,692
Gross profit	25,550	6,535	32,085
Expenses
Depreciation	61,239	52,219	121,422
General and administrative	1,938,895	1,420,441	3,624,452
Professional fees	226,048	183,461	474,416
Promotion and advertising	825,902	988,726	1,994,940
Research and development	740,292	734,102	1,572,723
Total expenses	3,792,376	3,378,949	7,787,953
Loss from operations	(3,766,826)	(3,372,414)	(7,755,868)
Other expenses
Interest and other (Note 7)	(565,982)	(88,848)	(654,830)
Net loss for the year	$(4,332,808)	$(3,461,262)	$(8,410,698)
Loss per share - basic and diluted	$(0.31)	$(0.31)	$(0.73)
Weighted average shares outstanding	13,984,648	11,018,112	11,573,588
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
For the years ended December 31	2001	2000	Period from June 25, 1999 (incorporation) to December 31, 2001
Cash provided by (used in)			(cumulative)
Operating activities
Net loss for the year	$(4,332,808)	$(3,461,262)	$(8,410,698)
Adjustments to reconcile net loss for the year to net cash used in operating activities
Amortization of deferred financing costs	25,827	7,915	33,742
Depreciation	61,239	52,219	121,422
Stock option compensation	129,640	1,153,668	1,295,330
Beneficial conversion feature on convertible notes and amortization of discount	256,246	74,239	330,485
Issuance of shares for services	518,579	-	518,579
Issuance of shares upon conversion of accrued interest	283,589	-	283,589
(Increase) decrease in assets
Accounts receivable	5,492	(36,351)	(49,526)
Prepaid expenses	(104,032)	(22,743)	(135,723)
Inventories	(181,628)	-	(181,628)
Increase (decrease) in liabilities
Accounts payable	176,306	289,639	485,196
Accrued liabilities	263,257	(43,896)	337,089
Cash used in operating activities	(2,898,293)	(1,986,572)	(5,372,143)
Financing activities
Proceeds on demand loans	95,000	128,513	433,513
Repayment of demand loans	(95,000)	(338,513)	(433,513)
Proceeds from promissory notes payable	1,880,930	-	1,880,930
Proceeds of loan payable	-	600,000	1,405,000
Proceeds of issuance of common stock	1,800	160,000	445,800
Proceeds on issuance of convertible notes, net of
financing costs	1,000,000	1,032,959	2,032,959
Cash provided by financing activities	2,882,730	1,582,959	5,764,689
Investing activity
Purchase of property and equipment	(65,538)	(96,868)	(256,933)
Increase (decrease) in cash	(81,101)	(500,481)	135,613
Cash, beginning of year	216,714	717,195	-
Cash, end of year	$135,613	$216,714	$135,613
Supplemental information:
Interest paid	$8,951	$-	$8,951
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Issuance of shares upon conversion of convertible debentures and accrued interest	$348,609	$-	$348,609
Acquisition of business and settlement of debt in exchange for common stock in reverse acquisition (Note 2)	$-	$1,242,323	$1,242,323
Common shares issued for services	$518,579	$-	$518,579
Issuance of common stock for proceeds advanced in 1999	$-	$130,000	$-
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
Basis of Presentation

These consolidated financial statements are expressed in US dollars and have been prepared in accordance with United States generally accepted accounting principles. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiary, Merlin Software Technologies Inc. All significant intercompany transactions have been eliminated on consolidation.

	In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period prior to acquisition (Note 2) are those of Merlin Software Technologies Inc.
Deferred Financing Costs

Costs directly associated with debt issued during the year are capitalized and amortized on a straight-line basis (not materially different from the effective interest rate method) over the term of the convertible notes.

Inventories

Inventories, consisting of component parts and completed units of the network attached servers, are stated at the lower of cost and net realizable value where cost is determined on a first-in, first-out basis.

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
Impairment of Long-Lived Assets

The Company evaluates the recoverability of its property and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. No impairment was recognized during 2001 and 2000.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, promissory notes payable and convertible notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, receivables, accounts payable, accrued liabilities, and promissory notes payable approximates their carrying value, due to the immediate or short-term maturity of these financial instruments. The carrying amount for convertible notes approximates fair value because its general terms are comparable to those on convertible debentures received by other development stage companies not having revolving credit facilities for comparable amounts borrowed.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Foreign Currency Transactions

Transactions undertaken in currencies other than the US dollar are translated to US dollars using the exchange rate in effect as of the transaction date. Monetary assets and liabilities denominated in foreign currencies are then translated to US dollars using the period end rate. Any exchange gains and losses are included in General and Administrative on the Statement of Operations.

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

Common equivalent shares (consisting of shares issuable on exercise of stock options, warrants and on conversion of convertible notes) totalling 16,481,800 (2000 - 8,009,688) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
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

The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model.

Compensation expense is remeasured on a quarterly basis for options granted to non-employees still unvested. Compensation expense is amortized over the length of the contract period (if one exists) or the period to which the options vest.

Research and Development

The Company follows the provisions of SFAS No. 2, "Accounting for Research and Development Costs" in recording research and development expenses. Under SFAS No. 2, all such expenses are charged to the Statement of Operations as incurred. In accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", development costs incurred in the research and development of products containing the Company's software development costs incurred in the development of software are expensed as incurred until technological feasibility in the form of a working model has been established and after the product is available for general release to the customer.

During the year, technological feasibility had been established, however, minimal software development costs were incurred in the development of the product between the point of technological feasibility and the commercial release date.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
Revenue Recognition

In 2001, the Company changed operations from the sale of software products to developing and marketing network attached servers. Network attached servers include two line of products: an integrated network attached storage and backup appliance unit called "EssentialServer" and a security and loss prevention system called "SecurDVR". Revenue is derived from units sold indirectly through resellers. As at December 31, 2001, the Company has recognized minimal revenues from the sale of these products. The Company follows the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which sets forth generally accepted accounting principles for revenue recognition.

Revenue from the sale of network attached servers is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. For indirect sales of the Company's products, revenue is not recognized until the reseller sells products to an end-user customer. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to resellers having right of return privileges until the return period expires. Once a reliable return history is proven, such returns will be estimated using historical return rates.

In 2000 and 2001, the Company recognized minimal revenues from the sale of software products. Revenue was derived from software sold indirectly through distributors and solution providers and directly to end-users. To December 31, 2001 and 2000 substantially all revenue was derived from sales to end-users without right of return privileges.

Freight charges billed to customers are included in sales while associated freight costs are included in cost of sales.
Cash and Equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Debt Discounts

Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. Then the beneficial conversion feature is calculated. The values ascribed to the warrants and the beneficial conversion feature (for debt issued after November 2000) is recorded as a debt discount and is amortized to interest expense over the term of the related debt using the effective interest rate method. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
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
Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. Comprehensive loss for the years ended December 31, 2000 and 2001 equaled the net loss for the years.

New Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not affect the Company's financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
December 31, 2001 and 2000
New Accounting Pronouncements - Continued

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible asset, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
1.	Nature of Business and Ability to Continue Operations

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc. The acquisition closed on April 26, 2000 (Note 2). The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and operates in one business segment.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has recognized minimal revenue, has accumulated operating losses of approximately $8.4 million since its inception and has a significant negative working capital position. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining and restructuring long-term financing, the completion of product development, successful implementation of a marketing program and market acceptance of its products and achieving profitability. Management plans to raise additional equity capital to provide short-term and long-term financing for operating and capital requirements of the Company. As the Company is transitioning from a research and development stage to an operational stage, management plans to raise new equity financing of approximately $6.1 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products and an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
2.	Reverse Acquisition

Effective April 26, 2000, the Company (then an inactive publicly-traded company) closed a share exchange agreement to acquire all of the issued and outstanding shares of software developer Merlin Software Technologies Inc. ("Merlin Private Co.") in exchange for 7,986,665 shares of the Company's common stock. Merlin Private Co. is a Nevada company incorporated on June 25, 1999 initially for the purpose of the development of Linux-based software utilities and computerized products and systems and is not the Company's operating subsidiary. At December 31, 2001, 7,973,332 (2000 - 7,973,332) Merlin Private Co. common shares had been exchanged leaving 13,333 still to be exchanged.

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

	Pro-forma information assuming the acquisition occurred on January 1, 2000 (the beginning of the earliest period presented) is as follows:
		Year ended December 31 2001	Year ended December 31 2000
	Revenue	$61,564	$37,515
	Loss for the year	$(4,332,808)	$(3,478,939)
	Loss per share	$(0.31)	$(0.28)

Also, in connection with the acquisition, the Company was required to issue 86,665 share purchase warrants (Note 9) and 781,000 stock options (Note 8) to previous holders of warrants and options in Merlin Private Co. Options and warrants were to be exchanged on a 1:1 basis under the same terms and conditions as existed in Merlin Private Co. As a consequence of the exchange of stock options, additional compensation expense was booked at the date of exchange representing the difference in value of stock options between the date of exchange and the grant date (Note 8).

3.	Receivables
		2001	2000
	Trade	$35,336	$-
	Sales taxes recoverable and other	14,190	55,018
		$49,526	$55,018
	No allowance for doubtful accounts was recorded at December 31, 2001 or 2000.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
4.	Inventories
		2001	2000
	Component parts	$119,759	$-
	Finished units	61,869	-
		$181,628	$-

5.	Property and Equipment
		2001	2000
	Computer hardware	$166,330	$100,389
	Furniture and fixtures	56,996	51,936
	Computer software	19,676	28,237
	Trademarks	5,616	3,017
	Leasehold improvements	8,315	7,817
		256,933	191,396
	Accumulated depreciation	121,421	60,183
	Net book value	$135,512	$131,213

6.	Promissory Notes Payable
	(a)

During 2001, the Company received proceeds of $1,880,930 from a series of unsecured, convertible promissory notes bearing 10% interest per annum and expiring on various dates from April 2002 to December 2002. Terms of the debt were amended in 2002 to formalize a conversion feature. The promissory notes and accrued interest may be converted at the option of the lender into debt or equity of the Company equal to 110% of the principal and accrued interest thereon. The beneficial conversion feature associated with the amended conversion ratio will be recorded as interest expense in 2002. (As at December 31, 2001 no promissory notes were converted.)

	Subsequent to December 31, 2001, $1,172,000 of additional notes payable were issued bearing the same terms as above and maturing in October 2002.
	(b)

During 2001, the Company obtained a demand operating loan from the Royal Bank of Canada totalling CDN $150,000 (approximately $95,000) bearing interest at prime plus 2% per annum and repayable on demand. The balance of the loan was fully repaid in 2001.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
7.	Convertible Notes Payable
	(a)

On August 18, 2000, the Company entered into an agreement to issue $2.1 million Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

		The convertible notes payable are summarized as follows:
			Face Amount	Discount	Carrying Value
		Tranche 1
		Issuance in August 2000	$1,100,000	$1,047,000	$53,000
		Amortization of discount	-	(21,239)	21,239
		Balance, December 31, 2000	1,100,000	1,025,761	74,239
		Amortization of discount	-	(120,866)	120,866
		Conversion of notes to common shares	(65,020)	(61,887)	(3,133)
		Balance, December 31, 2001	1,034,980	843,008	191,972
		Tranche 2
		Issuance in April 2001	1,000,000	264,551	735,449
		Amortization of discount	-	(73,493)	73,493
		Balance, December 31, 2001	1,000,000	191,058	808,942
		Total, December 31, 2001	$2,034,980	$1,034,066	$1,000,914
		Total, December 31, 2000	$1,100,000	$1,025,761	$74,239

The Company issued $1.1 million of convertible notes in August 2000 with the remaining $1.0 million issued in April 2001. The notes are immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. As a result of the issuance of convertible notes in April 2001, a beneficial conversion feature of $189,551 (based on 95% of the two lowest intra-day trading prices of the common stock of $0.26) was recorded as a discount to the note in the year ended December 31, 2001 and is being amortized as interest expense using the interest rate method over the term of the convertible notes payable. $52,658 was amortized during the year ended December 31, 2001. During 2000, the beneficial conversion feature of $53,000 (based on 95% of the two lowest intra-day trading prices of the common stock of $1.64) resulted from the issuance of the convertible notes in August 2000 was recorded as interest expense on the date of issuance.

To December 31, 2001, $65,020 of the convertible notes payable (including amortized and unamortized discounts) had been converted into 593,881 shares of the Company's common stock. The Company also issued 1,280,499 shares of common stock in settlement of accrued interest of $158,142. The common shares issued in settlement of accrued interests are recorded at a value of $283,589 based upon the trading price of the Company's common stock on the issuance dates resulting in additional interest expense of $125,447. Subsequent to December 31, 2001, an additional $240,000 of convertible notes and accrued interest of $47,935 were converted into 1,623,873 shares of the Company's common stock.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
7.	Convertible Notes Payable - Continued

The Company accounted for the beneficial conversion feature in connection with the first tranche under Emerging Issues Task Force ("EITF") Release 98-5 which required beneficial conversion features to be charged to expense at the date the debt was convertible. Tranche two is accounted for under EITF 00-27 which requires the beneficial conversion feature to be calculated net of the warrant discount with such expense to be amortized over the life of the debt. The impact of restating the first Tranche using concepts in EITF 00-27 would be insignificant to these consolidated financial statements.

The convertible notes payable also contain 1,520,000 detachable warrants (Note 9) exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 until expiry on August 18, 2007 at a price of $1.75 per share. The value of the 750,000 warrants issued in April 2001 based on a Black-Scholes option pricing model was $75,000. The value of 770,000 warrants issued in August 2000 based on a Black-Scholes option pricing model was $1,047,000. The Black-Scholes option pricing model used the following assumptions:

			2001	2000
		Dividends	Nil	Nil
		Risk-free interest rate	4.5%	6.2%
		Volatility of expected market price of the
		Company's common stock	100%	182%
		Expected life of the warrants (months)	48	36

The above discounts (representing the value assigned to the warrants) were initially recorded as additional paid-in capital and are being amortized to interest expense using the effective interest rate method over the term of the convertible notes payable.

		The convertible notes contain provisions, for among other matters, changes in the capital structure and situations where the Company issues common stock at a price of less than $1.60 per share.

The Company incurred direct costs in connection with the convertible notes payable of $67,041 which is being amortized to the Statement of Operations over the term of the notes payable. To December 31, 2001, $33,742 (2000 - $7,915) has been amortized leaving a net book value of the deferred asset of $33,299 (2000 - $59,126).

	(b)

At December 31, 2001, the Company was in breach of various event-specific operating covenants contained in the Note and Warrant Purchase Agreement, dated August 18, 2000, the Series A 10% Convertible Note Agreements and the related Warrant Agreements dated August 18, 2000 and April 16, 2001. Pursuant to the relevant agreements, the impact of a breach of such covenants could include, among other things, the following:

		-

The principal and accrued interest outstanding under the Convertible Notes could be declared to be immediately due and payable. Upon such declaration, the interest rate on the unpaid principal would increase to 18% per annum or such lower rate that is the maximum rate allowed by law from the date of declaration until such unpaid principal is repaid in full.

		-	All rights and remedies under each of the relevant agreements may be exercised.
		-	The noteholders could realize on all collateral secured in connection with the agreements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
7.	Convertible Notes Payable - Continued
	-	The conversion price of the principal and interest outstanding under the Convertible Notes would be reset to a price substantially below $1.60, the original conversion price.
	-	The warrant exercise price on the 1,520,000 warrants originally issued in connection with the Convertible Notes would be reset to a price substantially below $1.60, the original exercise price.
	-	The noteholders would receive additional warrants as a result of the exercise price being reset.

The Company obtained permanent waivers, dated April 5, 2002, from the noteholders for breaches committed by the Company to that date. Further, management is working with the noteholders to restructure the indebtedness and revise the operating covenants. Management does not expect the Company to breach the relevant agreement covenants during the remainder of 2002. At April 5, 2002, no agreement has been reached to restructure the debt or any terms thereof, nor are there any assurances that such revisions will be achieved.

Should the Company breach the covenants again in 2002, the impact would be reflected in the period of breach. Assuming the noteholders would not realize upon the collateral, the Company's consolidated financial statements would be impacted by a reclassification of remaining long-term debt to "current" and the recognition of expenses associated with (a) the unamortized debt discount; (b) the value attributable to additional warrants issued; (c) the value attributable to a more favorable conversion price; and (d) the value attributable to the repriced warrants.

8.	Stock Options

On May 1, 2000, the Company adopted its 2000 Stock Option Plan ("the Plan"). The Plan provides for the granting of up to 3,000,000 stock options to key employees and consultants, of common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
8.	Stock Options - Continued
Details of options granted, exercised and cancelled are as follows:
	Number	Weighted Average Exercise Price	Weighted Average Fair Value
Merlin Private Co.
Balance, January 1, 2000	781,000	$1.00
Options exchanged (Note 2)	(781,000)	$1.00
Merlin Software Technologies International, Inc.
Granted	1,012,000	$1.08	$2.26
Cancelled	(201,000)	$1.00
Options outstanding at December 31, 2000	811,000	$0.55	*
Granted	1,664,000	$0.32	$0.18
Exercised	(6,000)	$0.30
Cancelled	(444,333)	$0.60
Options outstanding at December 31, 2001	2,024,667	$0.35
Options exercisable at December 31, 2001	1,097,667	$0.34
Options exercisable at December 31, 2000	458,000	$1.03
	* Weighted average exercise price shown reflects the weighted average price per option after the 2001 repricing.

Compensation expense of $129,640 during the year ended December 31, 2001 (2000 - $1,153,668) was recorded for options granted during the year to employees and consultants. Compensation expense for the years ended December 31, 2001 and 2000 was allocated as follows:

		Year ended	Year ended
	December 31		December 31
Expense (recovery)		2001	2000
General and administration		$79,171	$524,015
Promotion and advertising		57,729	358,855
Research and development		(7,260)	270,798
		$129,640	$1,153,668
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
8.	Stock Options - Continued

Stock options granted to employees are accounted for using the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations which requires recognition of compensation where options are granted to employees with an exercise price below the trading price of the Company's common stock on the grant date. On March 1, 2001, the Board of Directors approved a repricing of 578,000 stock options to reduce exercise prices to $0.35 per option. The terms of the options and the vesting periods were unchanged. The trading value of the Company's common stock on the date of repricing was $0.4688 per share. Repricing of the employee stock options requires the option value to be measured using variable accounting whereby the intrinsic value of employee stock options is remeasured on a quarterly basis until exercised or cancelled.

Compensation expense for options granted to non-employees is recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 which requires such options to be measured at fair value using the Black-Scholes option pricing model. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options is remeasured at each quarter end using the Black-Scholes option pricing model. The fair value of stock options granted during 2001 to non-employees estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

		2001	2000
	Dividends	Nil	Nil
	Weighted average risk free interest rate	4.7%	6.2%
	Volatility of expected market price of the
	Company's common stock	100%	184%
	Weighted average expected life of the options (months)	53	24

Pro-forma information concerning Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for all of its stock options under the fair value method of SFAS No. 123. Net Loss and Loss per Share on a pro-forma basis would be approximately $4,448,673 and $0.32 for the year ended December 31, 2001 and $3,550,000 and $0.32 for the year ended December 31, 2000. The fair value for stock options granted during 2001 and 2000 was estimated at the date of grant with the following weighted average assumptions:

		2001	2000
	Dividends	Nil	Nil
	Weighted average risk free interest rate	5.0%	6.2%
	Volatility of expected market price of the
	Company's common stock	100%	184%
	Weighted average expected life of the options (months)	60	60
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
8.	Stock Options - Continued
Stock options outstanding at December 31, 2001 were as follows:
Outstanding
Range of Exercise Prices	Number	Weighted Average Remaining Life	Number Exercisable
(months)
$0.16 - 0.32	627,000	48	327,000
$0.35	1,072,667	117	695,667
$0.48 - 0.60	250,000	69	-
$1.00	75,000	38	75,000
2,024,667	1,097,667
Subsequent to December 31, 2001:
-	200,000 stock options were exercised for proceeds of $40,000.
-	100,000 stock options with a weighted average exercise price of $0.54 per option expired upon termination of the optionees' services to the Company.
-	792,000 stock options were granted to new employees at a weighted average exercise price of $0.37 per option. These options vest on the first anniversary of the date of grant.
9.	Share Purchase Warrants
Details of share purchase warrants issued and expired are as follows:
Number	Weighted Average Exercise Price
Merlin Private Co.
Balance, January 1, 2000	86,665	$2.00
Warrants exchanged (Note 2)	(86,665)	$2.00
Merlin Software Technologies International, Inc.
Granted	1,906,665	$1.87
Warrants outstanding at December 31, 2000	1,906,665	$1.87
Granted	750,000	$1.75
Expired	(100,000)	$3.00
Warrants outstanding at December 31, 2001	2,556,665	$1.89
Warrants exercisable at December 31, 2001	2,556,665	$1.89
Warrants exercisable at December 31, 2000	1,136,665	$1.90
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
9.	Share Purchase Warrants - Continued
	Details of share purchase warrants outstanding and exercisable at December 31, 2001 were as follows:
		Number	Exercise Price	Expiry	Exercisable
	On private placement (*)	100,000	$3.00	February 2002	100,000
	On private placement (**)	850,000	$2.00	May 2002	850,000
	On share exchange (**)	86,665	$2.00	June 2002	86,665
	On convertible notes (Note 7)	1,520,000	$1.75	August 2007	1,520,000
		2,556,665			2,556,665
	(*)	The 100,000 warrants expired unexercised in February 2002.
	(**)

Subsequent to December 31, 2001, the Company extended the expiry date of 936,665 warrants expiring in February and March 2002. The expiry date for 850,000 warrants originally expiring in February 2002 was extended to May 2002 and the expiry date for 86,665 warrants was extended from March 2002 to June 2002.

10.	Commitments and Stock Compensation
	(a)

On June 28, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

	(i)	payment of $100,000 and 300,000 shares of the Company's common stock in 2000 (which has been paid);
	(ii)	payment of $230,000 in 2001 (of which $160,669 has been paid);
	(iii)	payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and
	(iv)	right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
10.	Commitments and Stock Compensation - Continued

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of approximately $442,500, including $112,500 being the value attributable to the common stock using the trading price of the 300,000 shares of common stock issued in January 2001, is being recognized on a straight-line basis over the term of the contract. The cost associated with the stock component of the contract was determined on the date the stock was issued since negotiations over consideration with the consultant continued in the months subsequent to the performance date. To December 31, 2001, the Company has issued 300,000 shares of common stock and paid the consultant $260,669. During the year ended December 31, 2001, the Company recorded an expense of $231,875 (2000 - $100,000) in connection with this agreement. A further $41,294 (2000 - $Nil) was recorded as a prepaid expense in respect of future services.

An additional $218,482 has been accrued to the consultant in 2001 as a finders' fee in connection with the promissory notes payable (compensation payment (iv)). Consideration is payable in cash of $94,046 and the issuance of 529,937 shares of common stock to be issued, having an aggregate value of $124,436 based on the trading price of the Company's common stock on the respective promissory note dates.

(b)

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

In October 2001 a further 80,000 shares of common stock were issued to the consultant for additional services at a deemed value of $18,400 based upon the trading price of underlying common stock on the issuance date. The value of the stock is being amortized over the service period. To December 31, 2001 $7,667 has been recorded as an expense and $10,733 was recorded as a prepaid expense in respect of future services.

(c)

Pursuant to an agreement dated October 7, 2000, a further 83,571 shares of common stock were issued in January 2001 at a deemed value of $62,679 as consideration for employee recruitment services. The value of the common stock was based upon the trading price of the underlying common stock on the date of issuance.

(d)

In March 2000, the Company entered into management agreements with the three founders of Merlin Private Co. In July 2000, one of the founders resigned and another resigned in January 2001. No compensation was payable on termination. Amongst other matters, terms of the remaining founder agreement requires that the Company pay the founder a total of $240,000 plus 700,000 shares of common stock in the event of a change in control of the Company. The Company also entered into an agreement in April 2000 with an officer for services which provides for, among other matters, a payment of approximately $46,000 and 100,000 shares of common stock should a change in control occur.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
10.	Commitments and Stock Compensation - Continued
	(e)

In March 2001, the Company issued 500,000 shares of common stock to a company in exchange for a non-interest bearing promissory note repayable on March 5, 2002 (which is unpaid) in cash or in exchange for services provided to assist the Company in developing an investor relations program. The Company contends that no services were performed to December 31, 2001 and the Company has requested the common stock be returned as it does not intend to consummate the service agreement. To date, the common stock has not been returned. The due date of the note passed without payment. Accordingly, the Company fully provided for the amount owing for these shares totalling $265,000 based on the trading price of the underlying common stock as at December 31, 2001 to general and administrative expenses in the Consolidated Statement of Operations.

	(f)

On September 26, 2001, the Board of Directors approved an amendment to the compensation package for Board members to include, among other things, the annual entitlement of 100,000 shares of common stock to each non-executive Board member, payable in quarterly instalments for services commencing in October 2001. The Company accrued $53,000 in respect of the shares issuable for 2001 based on the trading price of the Company's common stock at December 31, 2001. The common stock has not been issued.

	(g)

Subsequent to December 31, 2001, the Company reached an agreement with one of its vendors to issue 340,385 fully-vested, non-forfeitable shares of the Company's common stock as settlement for accounts payable of $57,865.

	(h)	The Company leased new premises in February 2002 expiring on March 31, 2005 with the following minimum annual lease payments:
		2002	-	$46,000
		2003	-	53,000
		2004	-	56,000
		2005	-	14,000
				$169,000
	(i)

The Company has retained the services of an investment banking group to raise new capital, restructure existing debt and provide general corporate finance assistance. Terms of the contract require a monthly retainer of $30,000 with additional fees as a percentage of new financing sourced for the Company.

11.	Income Taxes
	The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:
					2001	2000
	Tax loss carryforwards				$2,731,000	$1,230,000
	Property and equipment				25,000	22,000
	Deferred financing charges and interest				49,000	(17,500)
	Valuation allowance				(2,805,000)	(1,234,500)
					$-	$-
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000
11.	Income Taxes - Continued
	The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:
				Year ended	Year ended
				December 31	December 31
				2001	2000
	Provision (benefit) at federal statutory rate			$(1,473,000)	$(1,177,000)
	Effect of taxation in Canada			(343,000)	(335,000)
	Stock option compensation and other
	permanent differences			245,500	557,500
	Increase in valuation allowance			1,570,500	954,500
				$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

	At December 31, 2001, the Company had estimated losses carried forward $6,270,000 available to reduce future taxable income in Canada and the United States. These losses will expire as follows:
	2005	-	$560,000
	2006	-	1,820,000
	2008	-	3,032,000
	2019	-	60,000
	2020	-	360,000
	2021	-	438,000
			$6,270,000

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

As of March 31, 2002, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Position First Held
Robert Heller	47	President, Chief Executive Officer and Director	January 19, 2000
Trevor McConnell	37	Chief Financial Officer, Treasurer, Secretary and Director	May 10, 2000 (Chief Financial Officer and Treasurer); May 22, 2000 (Director); January 18, 2001 (Secretary)
Webb Green	59	Director	October 4, 2000
Hank Barber(1)	57	Director	October 25, 2000
Dr. Curt Alexander	40	Director	May 16, 2001
Erik Moris	43	Director	August 24, 2001
John Hectus	57	Director	February 25, 2002
William Johnson	59	Director	February 25, 2002

(1) Hank Barber resigned as a director effective April 10, 2002.

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

Trevor McConnell, Director, Chief Financial Officer, Secretary, Treasurer and Director

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

Dr. Curt Alexander, Director

Mr. Alexander is a partner in OWL, an international brand and strategic consulting firm based in San Francisco, California, a company that he started in 1998. OWL provides critical advice to the senior management of a select group of companies. Prior to 1998, he was the Chief Executive Officer of Invision Company, a global branding and strategic consulting company.

Over the course of his professional career, Dr. Alexander has become recognized as a an innovator in developing effective approaches and solutions to complex global marketing and brand problems across industries as diverse as technology, luxury goods, fashion, pharmaceuticals, consumer products, and entertainment. He holds a Doctorate in Applied Economics from the University of Paris, and a M.Phil in Economics form Trinity College, Cambridge University, England. His undergraduate studies were undertaken at L'Institut des Science Politique, France, and Northwestern University, Evanston, Illinois. In addition to Merlin, Dr. Alexander is on the Board of Directors of BiteTech Corp and A.V.T. in Florence, Italy, and sits on the board of several civic and charitable organizations.

Erik Moris, Director

Since 2000, Erik Moris has worked as a marketing consultant with a number of start up companies in the northwestern United States. Between 1998 and 2000, Mr. Moris was the Senior Director of Communications for Drugstore.com. He served as Vice President, Marketing for RealNetworks Inc. between 1996 and 1998 During his tenure at Microsoft (1995 -1996), he managed advertising for the extremely successful Windows 95 launch and was Group Manager for the Internet Platform and Tools Division. Between 1985 and 1994, Mr. Moris was a Senior Vice President at McCann-Erickson Advertising. Mr. Moris holds a B.A. in Communications and Business from Western Washington University.

John Hectus, Director

Since November 11, 1998, Mr. Hectus has been a member of Elottery Inc.'s board of directors. Elottery is a company involved in web-based retailing and internet marketing services to government. In December, 1999, Mr. Hectus retired from AT&T Corp. after working in several executive financial positions for AT&T's domestic and international operations. In 1998 and 1999, Mr. Hectus held a position of President with AT&T Canada Enterprises where he was responsible for strategic direction, mergers and acquisitions, investments, intellectual property and financial performance of AT&T's operations in Canada. From 1996 to 1998, Mr. Hectus was the Senior Vice president and Chief Financial Officer for AT&T Canada Long Distance Services, an alternative service provider of long distance telephone call services. From 1994 to 1996, he was the Senior Vice President and Chief Financial Officer for all of AT&T's business in the Caribbean and Latin America regions.

In 1996, Mr. Hectus graduated from the Niagara University with a B.A. in English and in 1985, he was a graduate of the Executive Program at the University of Virginia.

William Johnson, Director

Mr. Johnson was most recently the President, Global Network Technology Services of Cabletron, a position he held between January, 2001 and September, 2001. In that position, he was responsible for all financial aspects of this 400 employee consulting business. Prior to that, he was the Senior Vice President, Strategic Alliances, where he identified and concluded strategic alliances and relationship for Cabletron. Prior to that, he was employed by Compaq Computer Co. as the Vice President, Non-Stop E-business Solutions (1999 - 2000) where he was responsible for in excess of 500 software engineers working to maximize performance on Compaq's enterprise software applications. As the Vice President, Networks and Communications (1997 - 1999) he was responsible for a division which provided networking hardware and software solutions. In 1996, Mr. Johnson was employed as the President and CEO of Crosscomm Corp. a public company providing network routing software and hardware. He is also a director of NETSilicon, Inc. and is on the advisory board of The Leonard Center at Penn State University. Mr. Johnson received his MBA from Northeastern University in 1971.

Committees of the Board

We did not have an audit or compensation committee for the year ended December 31, 2001. On February 25, 2002, our board of directors appointed Hank Barber, Webb Green and John Hectus to our audit committee and Curt Alexander, Erik Moris and William Johnson to our compensation committee. Hank Barber resigned effective April 10, 2002 and we have appointed Curt Alexander to our audit committee in his stead.

Our audit committee will have the responsibility of assessing the adequacy of our internal financial controls and bookkeeping practices and review the disclosure contained in our public filings and our financial statements. The audit committee will also ensure our independent auditors' remain independent and meet with them regularly to review and discuss any financial or accounting issues.

Our compensation committee will be responsible for the recruiting , hiring and retention of our senior and executive management. It will also be responsible for creating and recommending compensation packages for our senior and executive management as well as reviewing and recommending the overall salary, benefits and stock option policies for all employees.

Family Relationships

There are no family relationships between any director or executive officer.

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

- any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Webb Green	1(1)	1(1)	Nil
Hank Barber	1(1)	1(1)	Nil
Trevor McConnell	2(1)(2)	2(1)(2)	Nil
Robert Heller	1(2)	3(2)	Nil
Shelley Montgomery	1(2)	3(2)	Nil
Erik Moris	1(3)	1(3)	1(3)

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

(3) The named director has not filed a Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The following table summarizes the compensation of our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999. No other officers or directors received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999.
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Robert Heller (1) President & C.E.O.	2001 2000	$120,000 $120,000	Nil Nil	Nil Nil	Nil 150,000	Nil Nil	Nil Nil
Martin Holt (2) Prior President	2000	Nil	Nil	Nil	Nil	Nil	Nil
Eugene F. Koppenhaver(3) (6) Prior President	2000 1999	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Andrew W. Berney(6) Prior President	1999	Nil	Nil	Nil	Nil	Nil	Nil
Gary Heller(4) Former Secretary and Chief Information	2000	$68,076	Nil	Nil	150,000	Nil	Nil
Shelley Montgomery(5) Former Treasury and VP Sales	2000	$96,000	Nil	Nil	150,000	Nil	Nil

(1) On January 19, 2000, Robert Heller replaced Martin Holt as the President and Chief Executive Officer of Merlin. We entered into an agreement with Robert Heller in connection with his positions as President and Chief Executive Officer. Mr. Heller's annual salary is $120,000, together with any annual bonuses as may be determined by our board of directors. Mr. Heller's agreement was effective January 19, 2000 and continues until terminated in accordance with its provisions. We are entitled to terminate Mr. Heller's agreement at any time for cause and without cause on three months written notice (or twelve months salary in lieu of such written notice). Mr. Heller also received stock options to purchase 150,000 shares of our common stock which are exercisable at $1.00 per share which were repriced on March 1, 2001 to $0.35 per share. As of December 31, 2001, 125,000 of the options have vested.

(2) On January 12, 2000, Martin Holt replaced Eugene Koppenhaver as the President of Merlin. Captain Consulting Corp., the principal of which is Martin Holt, received a consulting fee in 1999 of $40,000 from us for consulting services.

(3) On August 12, 1999, Eugene Koppenhaver replaced Andrew Berney as the President of Merlin.

(4) On January 19, 2000, Gary Heller was appointed as our Chief Information Officer and Secretary. Gary Heller's annual salary was $120,000 and was granted stock options to purchase 150,000 shares of our common stock exercisable at $1.00 per share. Gary Heller resigned on July 7, 2000 at which time 75,000 options (and remain outstanding) had vested and 75,000 unvested options expired immediately.

(5) On January 19, 2000, Shelly Montgomery was appointed as our Treasurer and Vice-President Sales. Ms. Montgomery's annual salary was $96,000 and was granted stock options to purchase 150,000 shares of our common stock at $1.00 per share. Ms. Montgomery resigned on January 18, 2001 and all of her options have expired.

(6) Both Eugene I. Koppenhaver and Andrew W. Berney were presidents before the reverse acquisition involving Merlin Software Technologies, Inc.

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

On May 1, 2000, we entered into an agreement with Trevor McConnell in connection with his position as Chief Financial Officer and Treasurer. Mr. McConnell's annual salary is CDN$66,000 (approximately $42,000) together with any annual bonuses as may be determined by our board of directors. Mr. McConnell's agreement was effective April 24, 2000 and continues until terminated in accordance with its provisions. The Company is entitled to terminate Mr. McConnell's agreement at any time for cause and without cause on three months written notice (or twelve months salary in lieu of such written notice). Pursuant to the terms of the agreement, Mr. McConnell is entitled to a severance payment of CDN$69,000 (approximately $43,000) or twelve months salary, which ever is greater, plus 100,000 shares of our common stock should there be a change of control of Merlin. We also granted to Mr. McConnell options to acquire 48,000 shares of our common stock at $1.00 per share, which options were repriced on March 1, 2001 to $0.35 per share. Those options vested as to 2,000 options per month commencing on April 24, 2000 and are now fully vested.

On October 5, 2000, we entered into a consulting agreement with Webb Green whereby Webb Green will provide market research services. Webb Green is one of our directors. The consulting agreement was for a one year term and we granted to Webb Green options to acquire 36,000 shares of our common stock at $1.75 per share, which options were repriced on March 1, 2001 to $0.35 per share. Those options vested as to 3,000 options per month commencing on October 5, 2000 and were fully vested as at December 31, 2001. We may terminate the consulting agreement on 30 days written notice.

On October 25, 2000, we entered into a consulting agreement with Hank Barber whereby Hank Barber will provide strategic management and marketing services. Hank Barber is one of our directors. The consulting agreement was for a one year term and we granted to Hank Barber options to acquire 36,000 shares of our common stock at $1.75 per share, which options were repriced on March 1, 2001 to $0.35 per share. Those options vested as to 3,000 options per month commencing on October 25, 2000 and were fully vested as at December 31, 2001. We may terminate the consulting agreement on 30 days written notice.

Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers and there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that directors and executive officers may receive stock options may be granted at the discretion of our board of directors. Non-executive directors may also be paid director's fees as discussed below.

Stock Option Plan

On May 1, 2000, our board of directors approved a Stock Option Plan referred to as the "2000 Stock Option Plan".

We established the 2000 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and to help them realize a direct proprietary interest in us. The 2000 Plan provides for the grant of up to 3,000,000 non-qualified or incentive stock options. Under the 2000 Stock Option Plan, officers, directors, consultants and employees are eligible to participate. The exercise price of any incentive stock option granted under the 2000 Stock Option Plan may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of options granted to an individual whose holdings exceeding 10% of voting power must be at 110% of the fair market value on the date of grant. The aggregate fair market value (determined as of the grant date) of the shares of common stock for which incentive stock options may first become exercisable by an optionee during any calendar year, together with shares subject to incentive stock options first exercisable by the optionee under any of our other plans, cannot exceed $100,000. Shares subject to options under the 2000 Stock Option Plan may be purchased for cash at our discretion. Unless otherwise provided by the board, an option granted under the 2000 Stock Option Plan is exercisable for a term of ten years (or for a shorter period up to ten years). An option granted to an individual whose holdings exceed 10% of the voting power is exercisable for a term of 5 years. The 2000 Stock Option Plan is administered by the board of directors, which has discretion to determine optionees, the number of shares to be covered by each option, the vesting and exercise schedule, and any other terms of the options. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The 2000 Stock Option Plan may be amended, suspended or terminated by our board of directors, but no action may impair rights under a previously granted option. Options under the 2000 Stock Option Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by us, or in certain cases, within a specified period after employment ends. As of December 31, 2001, stock options to acquire an aggregate of 2,676,000 shares of common stock were granted under the 2000 Plan, 645,333 of which had been cancelled on or before December 31, 2001.

VALUE OF THE OPTIONS GRANTED AS AT DECEMBER 31, 2001
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2001 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable/ Unexercisable(1)
Robert Heller(2)	nil	nil	125,000 / 25,000	$22,500/ $4,500
Gary Heller(3)	nil	nil	75,000 / Nil	$0 / $0
Shelley Montgomery(4)	1,000	$1,000	Nil / Nil	$0 / $0

(1) The closing bid price on December 31, 2001 was $0.53 and accordingly the unexercised options as at December 31, 2001 had a value of $0.18 per share for options held by Robert Heller and no value for options held by Gary Heller.

(2) Robert Heller was granted stock options to purchase 150,000 shares of our common stock which are exercisable at $1.00 per share, which was repriced to $0.35 per share on March 1, 2001. Options to purchase 75,000 shares vested on March 8, 2000, options to purchase 50,000 shares vested on March 8, 2001 and options to 25,000 shares will vest on the relocation of our head office (which relocation is no longer being contemplated by the Company).

(3) Gary Heller resigned as a director and officer on July 7, 2000 at which time 75,000 options had vested and 75,000 unvested options expired immediately. On August 22, 2000, Gary Heller provided a Notice of Election to Exercise 75,000 stock options but has, to date, failed to deliver the aggregate exercise price of $75,000. Accordingly, Merlin considers the 75,000 options to remain unexercised.

(4) Shelley Montgomery resigned as a director and officer on January 18, 2001 at which time 100,000 options had vested and 50,000 unvested options expired immediately. Shelley Montgomery exercised 1,000 stock options on January 29, 2001. The balance of the 100,000 options expired on April 18, 2001.

Repricing of Options

On March 1, 2001, we repriced 578,000 stock options from $1.00 per share to $0.35 per share. These included the repricing of 150,000 stock options granted to our President and C.E.O., Robert Heller. We repriced the stock options because of the conditions of the equity markets and in order to provide a continuing and valuable incentive to our directors, officers and employees.

Directors' Compensation

Merlin reimburses its directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings.

During the year ended December 31, 2001 we paid director's fees of $1,000 per month to three non-executive directors, including Curt Alexander, Webb Green and Erik Morris and paid $2,000 per month to one non-executive director, Hank Barber, who acted as chairman of our board of directors. On September 26, 2001, we also agreed to issue to each of the four non-executive directors 100,000 shares of our common stock as compensation for their service in their capacity as directors. As of April 15, 2002, we have not yet issued such shares. We had accrued $53,000 in respect of common shares issuable for 2001 based on the bid price of our common stock on December 31, 2001.

Other than the payment of $1,000 per month in director's fees paid to non-executive directors, we have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. The board of directors may award special remuneration to any director undertaking any special services on behalf of Merlin other than services ordinarily required of a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 31, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Robert Heller 1912 Ironwood Court Port Moody, BC V3H 4C3	2,350,000 common shares(2)	13.0%
Trevor McConnell 4636 - 220th Street Langley, BC V3A 8J3	48,000 common shares(3)	0.2%
Webb Green 5932 California Avenue S.W. Seattle, WA 98163	36,000 common shares(4)	0.2%
Hank Barber 9202 27th Avenue N.W. Seatlle, WA 98117	36,000 common shares(5)	0.2%
Dr. Curt Alexander P.O. Box 406507 San Francisco, CA 94146	33,000 common shares(6)	0.2%
Erik Moris 3 Crescent Key Bellevue, WA 98006	24,000 common shares(7)	0.2%
John Hectus(8) 3897 Moreno Drive Palm Harbor, FL 34685	Nil common shares(9)	Nil%
William Johnson(10) P.O. Box 203 140 Main Road Monterey, MA 01245	Nil common shares(11)	Nil%
Shelley Montgomery(12) 1302 - 9708 East Via Linda Scottsdale, Arizona 85258	1,040,000 common shares	5.8%
Gary Heller(13) 1409 North Cove Blvd. Longwood, Florida 32750	2,525,000 common shares(14)	14.0%
Narragansett Offshore, Ltd r(16)	1,781,600 common shares	9.0
Requot Scout Fund L.P. (16)	2,813,333 common shares	13.6
Narragansett I, L.P. (16)	1,389,210 common shares	7.2%
Directors and Executive Officers as a Group	2,527,000 common shares(15)	13.9%

(1) Based on 17,896,166 shares of common stock issued and outstanding as of April 11, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 125,000 options exercisable within sixty days.

(3) Includes 48,000 options exercisable within sixty days.

(4) Includes 36,000 options exercisable within sixty days.

(5) Includes 36,000 options exercisable within sixty days.

(6) Includes 33,000 options exercisable within sixty days.

(7) Includes 24,000 options exercisable within sixty days.

(8) John Hectus was appointed a director of our company on February 25, 2002.

(9) Includes Nil options exercisable within sixty days.

(10) William Johnson was appointed a director of our company on February 25, 2002.

(11) Includes Nil options exercisable within sixty days.

(12) Shelley Montgomery resigned as a director and officer of our company on January 8, 2001.

(13) Gary Heller resigned as a director and officer of our company on July 7, 2000.

(14) Includes 75,000 options exercisable within sixty days.

(15) Includes 302,000 options exercisable within sixty days.

(16) The holders of the convertible notes, Narragansett Offshore, Ltd., Requot Scout Fund L.P. and Narragansett I, L.P., may become beneficial owners of more than 5% of our common stock depending on the current conversion price upon which the convertible notes could be converted into shares of our common stock. The holders can convert at any time. The numbers in the table are based upon a conversion price of $0.285 per common share.

Changes in Control

Other than as listed below, we are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

In connection with the convertible note financing, there are reset provisions in the convertible notes and the associated warrants which may entitle the holders to receive a significant number of shares upon conversion of the convertible notes and upon exercise of the associated warrants. If there is a substantial reduction in the conversion price; there may be a change of control of our company if the holders of the convertible notes were to convert all of their outstanding principal and interest under the convertible notes.

In connection with the interim financing, we have agreed to negotiate a conversion arrangement with SDS Merchant Fund. SDS Merchant Fund is entitled to convert its outstanding principal and interest at a ten percent (10%) premium. Depending on the conversion formula and conversion price, there may be a change in control of our company if SDS Merchant Fund were to convert all of its outstanding indebtedness.

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

On October 16, 2000, we entered into a consulting agreement with Rocket Builders LP whereby we agreed to pay Rocket Builders CDN$75,000 (approximately $50,000) and issue 75,000 shares of our common stock in return for certain consulting services to be provided by Rocket Builders. On January 22, 2001, we agreed to pay Rocket Builders $61,500 in lieu of issuing the 75,000 shares. One of our former officers, James Baglot, was a partner of Rocket Builders, but ceased that relationship on January 4, 2001.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Financial Statements

The following Financial Statements pertaining to Merlin and its subsidiary are filed as part of this annual report:

Name

Merlin Software Technologies International, Inc. (audited)

- Independent Auditors' Report, dated March 5, 2002 (except for Note 7(b), as of April 5, 2002)

- Consolidated Balance Sheets as at December 31, 2001 and 2000

- Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the years ended December 31, 2001 and 2000

- Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001

- Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from June 25, 1999 (incorporation) to December 31, 2001

- Summary of Significant Accounting Policies

- Notes to the Consolidated Financial Statements.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

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

10.1 Design and Engineering Services Agreement between Merlin Software Technologies International, Inc. and KISS Manufacturing Ltd., dated July 1, 2001

10.2 Employment Agreement between Merlin Software Technologies International, Inc. and Chris Bogart, dated September 28, 2001

10.3 Employment Agreement between Merlin Software Technologies International, Inc. and Robert Bell, dated September 29, 2001

10.4 Employment Agreement between Merlin Software Technologies International, Inc. and Janice Feldman, dated December 7, 2001

10.5 Employment Agreement between Merlin Software Technologies International, Inc. and Barry Hagglund, dated March 25, 2002

10.6 Consulting Agreement between Merlin Software Technologies International, Inc. and The Nostas Group, dated January 4, 2002

10.7 Employment Agreement between Merlin Software Technologies International, Inc. and Robert G. Murray, dated November 1, 2001

10.8 Consulting Agreement between Merlin Software Technologies International, Inc. and 416398 BC Limited, dated September 28, 2001

10.9 Letter Agreement between Merlin Software Technologies International, Inc. and Marco Polo Securities Inc., dated March 1, 2002

10.10 Memo of Understanding between Merlin Software Technologies International, Inc. and ICICI Infotech, dated January 23, 2002

10.11 Letter Agreement between Merlin Software Technologies International, Inc. and Narragansett I, LP, Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P, dated April 5, 2002

10.12 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated June 26, 2001

10.13 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated July 20, 2001

10.14 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated August 6, 2001

10.15 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated September 4, 2001

10.16 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated September 26, 2001

10.17 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated November 1, 2001

10.18 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated November 14, 2001

10.19 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated November 30, 2001

10.20 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated December 14, 2001

10.21 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated October 17, 2001

10.22 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated January 10, 2002

10.23 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated January 31, 2002

10.24 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated February 22, 2002

10.25 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated March 1, 2002

(21) Subsidiary

Merlin Software Technologies Inc. (100% wholly owned subsidiary)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.

/s/ Robert Heller
By: Robert Heller, President

Date: April 16, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Heller
Robert Heller, President and Director
Date: April 16, 2002

/s/ Trevor McConnell
Trevor McConnell, Principal Accounting Officer,
Chief Financial Officer, Treasurer and Director
Date: April 16, 2002

/s/ Webb Green
Webb Green, Director
Date: April 16, 2002

/s/ William Johnson
William Johnson, Director
Date: April 16, 2002