Form 10QSB
period 2002-03-31
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2002-05-17
CIK 1091394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27189

Merlin Software Technologies International, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0398103 (I.R.S. Employer Identification No.)
4370 Dominion Street, 3rd Floor Burnaby, British Columbia, Canada V5G 4L7 (Address of principal executive offices)
(604) 320-7227 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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

17,767,317 common shares outstanding as of May 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Merlin Software Technologies International, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Burnaby, British Columbia
Date: May 16, 2002

/s/ Trevor McConnell
Director of Merlin Software Technologies International, Inc.
Merlin Software Technologies International, Inc. (A Development Stage Company)
Consolidated Financial Statements For the three-month periods ended March 31, 2002 and 2001
(Unaudited)
Contents
Consolidated Financial Statements
Balance Sheets
Statements of Changes in Stockholders' Equity (Capital Deficit)
Statements of Operations
Statements of Cash Flows
Notes to the Financial Statements
Merlin Software Technologies International, Inc. (A Development Stage Company) Consolidated Balance Sheets
	March 31 2002	December 31 2001
	(Unaudited)
Assets (Note 3)
Current
Cash	$85,318	$135,613
Receivables, net of allowance for doubtful accounts of $11,890 and $Nil	101,643	49,526
Inventories	229,278	181,628
Prepaid expenses	184,957	135,723
Total current assets	601,196	502,490
Deferred financing costs (Notes 3 and 6)	137,519	33,299
Property and equipment	179,551	135,512
Capitalized software development costs	171,272	-
Total Assets	$1,089,538	$671,301
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$338,169	$517,874
Accrued liabilities	664,313	337,089
Promissory notes payable (net of unamortized discounts of $214,834 (2001 - $Nil))(Note 2)	3,086,696	1,880,930
Total current liabilities	4,089,178	2,735,893
Convertible notes payable (net of unamortized discounts of $828,005 (2001 - $1,034,066)) (Note 3)	966,975	1,000,914
Total liabilities	5,056,153	3,736,807
Capital deficit
Share Capital
Authorized
50,000,000 Common shares, par value $0.001
Issued
17,614,899 (2001 - 15,460,641) Common shares	17,615	15,461
Additional paid-in capital (Notes 3 and 4)	6,172,531	5,333,731
Deficit accumulated during the development stage	(10,152,761)	(8,410,698)
Reduction for initial contribution of intellectual property	(4,000)	(4,000)
Total capital deficit	(3,966,615)	(3,065,506)
Total Liabilities and Capital Deficit	$1,089,538	$671,301
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc. (A Development Stage Company) Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) (Unaudited)
	Common Stock Shares	Common Stock Amount	Additional paid-in capital	Deficit accumulated during the development stage	Reduction for initial contribution of intellectual property	Total Stockholers' (Capital Deficit)
Merlin Software Technologies Inc.
Initial contribution of intellectual property in July 1999	4,000,000	$4,000	$-	$-	$(4,000)	$-
Private placements for cash in July and August 1999 at $0.01 and $0.50 per share	3,900,000	3,900	280,100	-	-	284,000
Stock option compensation	-	-	12,022	-	-	12,022
Net loss and comprehensive loss for the period	-	-	-	(616,628)	-	(616,628)
Balance, December 31, 1999	7,900,000	7,900	292,122	(616,628)	(4,000)	(320,606)
Private placements of common stock in April
2000 at $1.50 per unit	86,665	87	129,913	-	-	130,000
Merlin Software Technologies International, Inc.
Adjustment for the stockholders' deficit and Settlement of loans of the Company at the acquisition date	4,450,025	4,450	1,237,873	-	-	1,242,323
Stock option compensation	-	-	1,153,668	-	-	1,153,668
Value of warrants and beneficial conversion feature of convertible notes (Note 3)	-	-	1,100,000	-	-	1,100,000
Cash received on private placement in September 2000 at $1.60 per unit	100,000	100	159,900	-	-	160,000
Net loss and comprehensive loss for the year	-	-	-	(3,461,262)	-	(3,461,262)
Balance, December 31, 2000	12,536,690	12,537	4,073,476	(4,077,890)	(4,000)	4,123
Issuance of shares for services
- in January 2001 at $0.375 per share	300,000	300	112,200	-	-	112,500
- in January 2001 at $0.75 per share	163,591	164	122,515	-	-	122,679
- in October 2001 at $0.23 per share	80,000	80	18,320	-	-	18,400
Issuance of shares for no consideration in March 2001	500,000	500	264,500	-	-	265,000
Issuance of shares on exercise of stock options:
- in April 2001 at $1 per share	1,000	1	999	-	-	1,000
- in December 2001 at $0.16 per share	5,000	5	795	-	-	800
Issuance of shares for conversion of notes and accrued interest (Note 3)	1,874,380	1,874	346,735	-	-	348,609
Stock option compensation	-	-	129,640	-	-	129,640
Value of warrants and beneficial conversion feature on convertible notes (Note 3)	-	-	264,551	-	-	264,551
Net loss and comprehensive loss for the year	-	-	-	(4,332,808)	-	(4,332,808)
Balance, December 31, 2001	15,460,641	15,461	5,333,731	(8,410,698)	(4,000)	(3,065,506)
Issuance of shares on exercise of stock options in January 2002 at a weighted average of $0.20 per share	200,000	200	39,800	-	-	40,000
Issuance of shares for conversion of notes and accrued interest (Note 3)	1,613,873	1,614	315,438	-	-	317,052
Stock option compensation (Note 4)	-	-	69,092	-	-	69,092
Issuance of shares in settlement of accounts payable (Note 6)	340,385	340	60,624	-	-	60,964
Beneficial conversion feature on promissory notes and associated interest (Note 2)	-	-	353,846	-	-	353,846
Net loss and comprehensive loss for the period	-	-	-	(1,742,063)	-	(1,742,063)
Balance, March 31, 2002	17,614,899	$17,615	$6,172,531	$(10,152,761)	$(4,000)	$(3,966,615)
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
	Three months ended March 31		Period from June 25, 1999 (incorporation) to March 31 2002
	2002	2001

Sales			(cumulative)
Network attached servers	$68,822	$-	$103,933
Software and miscellaneous	434	13,497	49,100
Total sales	69,256	13,497	153,033

Cost of sales
Network attached servers	58,461	-	85,435
Software and miscellaneous	2,333	6,500	27,051
Total cost of sales	60,794	6,500	112,486

Gross profit	8,462	6,997	40,547

Expenses
Depreciation	24,414	20,030	145,836
General and administrative	602,715	449,854	4,701,583
Sales and marketing	512,372	163,858	2,507,312
Research and development	122,070	109,871	1,694,793
Total expenses	1,261,571	743,613	9,049,524

Loss from operations	(1,253,109)	(736,616)	(9,008,977)

Other expenses
Interest and other (Notes 2 and 3)	(488,954)	(33,660)	(1,143,784)

Net loss for the period	$(1,742,063)	$(770,276)	$(10,152,761)

Loss per share - basic and diluted	$(0.10)	$(0.06)	$(0.85)

Weighted average shares outstanding	17,130,680	13,068,364	11,939,096
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
	Three months ended
	March 31 2002	March 31 2001	Period from June 25, 1999 (incorporation) to March 31 2002
Cash provided by (used in)			(cumulative)
Operating activities
Net loss for the period	$(1,742,063)	$(770,276)	$(10,152,761)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Amortization of deferred financing costs	13,111	5,586	46,853
Depreciation	24,414	20,030	145,836
Stock option compensation	69,092	25,662	1,364,422
Beneficial conversion feature and amortization of discount	345,073	21,348	675,560
Issuance of shares for services	-	235,178	518,579
Issuance of shares upon conversion of accrued interest	77,052	-	360,641
Increase in assets
Accounts receivable	(52,117)	(4,610)	(101,643)
Prepaid expenses	(49,234)	(45,968)	(184,957)
Inventories	(47,650)	-	(229,278)
Deferred financing costs	(117,331)	-	(117,331)
Increase (decrease) in liabilities
Accounts payable	(118,741)	120,244	366,455
Accrued liabilities	327,224	(33,434)	664,313
Cash used in operating activities	(1,271,170)	(426,240)	(6,643,311)
Financing activities
Proceeds on demand loans	-	150,547	433,513
Repayment of demand loans	-	(55,781)	(433,513)
Proceeds from promissory notes payable	1,420,600	142,000	3,301,530
Proceeds of loan payable	-	-	1,405,000
Proceeds of issuance of common stock	40,000	-	485,800
Proceeds on issuance of convertible notes, net of financing costs	-	-	2,032,959
Cash provided by financing activities	1,460,600	236,766	7,225,289
Investing activities
Purchase of property and equipment	(68,453)	(18,997)	(478,661)
Capitalized software development costs	(171,272)	-	(17,999)
Cash used in investing activities	(239,725)	(18,997)	(496,660)
Increase (decrease) in cash	(50,295)	(208,471)	85,318
Cash, beginning of period	135,613	216,714	-
Cash, end of period	$85,318	$8,243	$85,318
Supplemental information:
Interest paid	$1,823	$560	$10,774
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Issuance of shares upon conversion of convertible debentures and accrued interest	$317,052	$-	$665,661
Exchange for common stock in reverse acquisition	$-	$-	$1,242,323
Common shares issued for payables and services	$60,964	$453,928	$579,543
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001

1.	Nature of Business and Ability to Continue Operations

The Company was organized August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc. The acquisition closed on April 26, 2000. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and operates in one business segment.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has recognized minimal revenue, has accumulated operating losses of approximately $10.15 million since its inception and has a significant negative working capital position. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders, obtaining and restructuring long-term financing, the completion of product development, successful implementation of a marketing program and market acceptance of its products and achieving profitability. Management plans to raise additional equity capital to provide short-term and long-term financing for operating and capital requirements of the Company. As the Company is transitioning from a research and development stage to an operational stage, management plans to raise new equity financing of approximately $5.0 million within the upcoming year. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products and an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.
Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
2.	Promissory Notes Payable

The Company received proceeds to March 31, 2002 of $3,301,530 (December 31, 2001 - $1,880,930) from a series of unsecured, convertible promissory notes bearing 10% interest per annum and due on various dates from May 2002 to December 2002. Terms of the debt were amended in March 2002 to formalize a conversion feature. The promissory notes and accrued interest may now be converted at the option of the lender into debt or equity of the Company equal to 110% of the principal and accrued interest thereon. The beneficial conversion feature associated with the conversion calculation on notes issued through March 31, 2002 and associated interest thereon of $353,846 was recorded as a discount to the promissory notes and is being amortized as interest expense over the respective terms of the underlying promissory notes. During the three-month period ended March 31, 2002, $139,012 (2001 - $Nil) was amortized.

Subsequent to March 31, 2002, $1,031,600 of additional notes payable were issued bearing the same terms as above and maturing in October 2002. Additionally, the repayment terms were amended to extend the due dates of notes originally due in April 2002 to now being due on May 15, 2002.

As at March 31, 2002 and December 31, 2001 no promissory notes were converted.
3.	Convertible Notes Payable
(a)

On August 18, 2000, the Company entered into an agreement to issue $2.1 million Series A Senior Secured Convertible Notes due on August 18, 2003 and bearing interest at 10% per annum due semi-annually. The convertible notes are collateralized by all of the Company's assets and intellectual property.

Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
3.	Convertible Notes Payable - Continued
	The convertible notes payable are summarized as follows:
		Face Amount	Discount	Carrying Value
	Tranche 1
	Issuance in August 2000	$1,100,000	$1,047,000	$53,000
	Amortization of discount	-	(21,239)	21,239
	Balance, December 31, 2000	1,100,000	1,025,761	74,239
	Amortization of discount	-	(120,866)	120,866
	Conversion of notes to common shares	(65,020)	(61,887)	(3,133)
	Balance, December 31, 2001	1,034,980	843,008	191,972
	Amortization of discount	-	(28,514)	28,514
	Conversion of notes to common shares	(140,000)	(133,255)	(6,745)
	Balance, March 31, 2002	894,980	681,239	213,741
	Tranche 2
	Issuance in April 2001	1,000,000	264,551	735,449
	Amortization of discount	-	(73,493)	73,493
	Balance, December 31, 2001	1,000,000	191,058	808,942
	Amortization of discount	-	(17,837)	17,837
	Conversion of notes to common shares	(100,000)	(26,455)	(73,545)
	Balance, March 31, 2002	900,000	146,766	753,234
	Total, March 31, 2002	$1,794,980	$828,005	$966,975
	Total, December 31, 2001	$2,034,980	$1,034,066	$1,000,914

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

The convertible notes payable also contain 1,520,000 detachable warrants (Note 5) exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 until expiry on August 18, 2007 at a price of $1.75 per share. The value of the 750,000 warrants issued in April 2001 based on a Black-Scholes option pricing model was $75,000. The value of 770,000 warrants issued in August 2000 based on a Black-Scholes option pricing model was $1,047,000.

Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001

3.	Convertible Notes Payable - Continued

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

During the three-month period ended March 31, 2002, $240,000 of the convertible notes payable (including amortized and unamortized discounts) and $7,503 accrued interest were converted into 1,477,501 shares of the Company's common stock. The Company also issued 136,372 shares of common stock in settlement of accrued interest of $51,542. The common shares issued in settlement of accrued interest were recorded at a value of $69,549 based upon the trading price of the Company's common stock on the issuance dates resulting in an additional interest expense of $18,007. Subsequent to March 31, 2002, additional accrued interest of $44,877 was converted into 165,751 shares of the Company's common stock.

The convertible notes contain provisions, for among other matters, changes in the capital structure and situations where the Company issues common stock at a price of less than $1.60 per share.

The Company incurred direct costs in connection with the convertible notes payable of $67,041 which is being amortized to the Statement of Operations on a straight-line basis over the term of the notes payable. To March 31, 2002, $46,853 (December 31, 2001 - $33,742) has been amortized leaving a net book value of the deferred asset of $20,188 (December 31, 2001 - $33,299).

(b)

At March 31, 2002 and December 31, 2001, the Company was in breach of various event-specific operating covenants contained in the Note and Warrant Purchase Agreement, dated August 18, 2000, the Series A 10% Convertible Note Agreements and the related Warrant Agreements dated August 18, 2000 and April 16, 2001. Pursuant to the relevant agreements, the impact of a breach of such covenants could include, among other things, the following:

-

The principal and accrued interest outstanding under the Convertible Notes could be declared to be immediately due and payable. Upon such declaration, the interest rate on the unpaid principal would increase to 18% per annum or such lower rate that is the maximum rate allowed by law from the date of declaration until such unpaid principal is repaid in full.

		-	All rights and remedies under each of the relevant agreements may be exercised.
		-	The noteholders could realize on all collateral secured in connection with the agreements.
		-	The conversion price of the principal and interest outstanding under the Convertible Notes would be reset to a price substantially below $1.60, the original conversion price.
Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001

3.	Convertible Notes Payable - Continued

	-	The warrant exercise price on the 1,520,000 warrants originally issued in connection with the Convertible Notes would be reset to a price substantially below $1.60, the original exercise price.
	-	The noteholders would receive additional warrants as a result of the exercise price being reset.

On April 5, 2002, the Company obtained permanent waivers from the noteholders for breaches committed by the Company to that date. Further, management is working with the noteholders to restructure the indebtedness and revise the operating covenants. No agreement has been reached to restructure the debt or any terms thereof, nor are there any assurances that such revisions will be achieved.

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

4.	Stock Options

On May 1, 2000, the Company adopted its 2000 Stock Option Plan ("the Plan"). The Plan provides for the granting of up to 3,000,000 stock options to key employees and consultants, of common shares of the Company. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date). Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
4.	Stock Options - Continued
Details of options granted, exercised and cancelled are as follows:
	Number	Weighted Average Exercise Price
Options outstanding at January 1, 2001	811,000	$0.55
Granted	1,664,000	$0.32
Exercised	(6,000)	$0.30
Cancelled	(444,333)	$0.60
Options outstanding at December 31, 2001	2,024,667	$0.35
Granted	192,000	$0.34
Exercised	(200,000)	$0.20
Cancelled	(100,000)	$0.54
Options outstanding at March 31, 2002	1,916,667	$0.35
Options exercisable at March 31, 2002	1,280,667	$0.40
Options exercisable at December 31, 2001	1,097,667	$0.34

Compensation expense of $69,092 during the period ended March 31, 2002 (2001 - $25,662) was recorded for options granted during the period to employees and consultants. Compensation expense for the three-months periods ended March 31, 2002 and 2001 was allocated as follows:

	Three-month periods ended March 31
	2002	2001
General and administration	$44,774	$30,456
Promotion and advertising	31,450	22,146
Research and development (recovery)	(7,132)	(26,940)
	$69,092	$25,662

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

Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financials Statements (Unaudited)
March 31, 2002 and 2001

4.	Stock Options - Continued

Compensation expense for options granted to non-employees is recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 which requires such options to be measured at fair value using the Black-Scholes option pricing model. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options is remeasured at each quarter end using the Black-Scholes option pricing model. The fair value of stock options granted during 2002 to non-employees estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

			Three-month periods ended March 31
			2002	2001
	Dividends		Nil	Nil
	Weighted average risk free interest rate		4.84%	5.0%
	Volatility of expected market price of the Company's common stock		100%	100%
	Weighted average expected life of the options (months)		60	36
	Stock options outstanding at March 31, 2002 were as follows:
		Outstanding
	Range of Exercise Prices	Number	Weighted Average Remaining Life	Number Exercisable
			(months)
	$0.16 - 0.32	451,000	45	252,000
	$0.35 - 0.36	1,192,667	97	853,667
	$0.41 - 0.46	48,000	119	-
	$0.48 - 0.60	150,000	75	100,000
	$1.00	75,000	35	75,000
		1,916,667		1,280,667

Subsequent to March 31, 2002, 600,000 stock options were granted to a new employee at an exercise price of $0.37 per option expiring in April 2007. 200,000 of these options vest on each anniversary date of the date of grant for the three years following the grant date.

Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
5.	Share Purchase Warrants
	Details of share purchase warrants granted and expired are as follows:
				Number	Weighted Average Exercise Price
		Warrants outstanding at January 1, 2001		1,906,665	$1.87
		Granted		750,000	$1.75
		Expired		(100,000)	$3.00
		Warrants outstanding at December 31, 2001		2,556,665	$1.89
		Expired		(100,000)	$3.00
		Warrants outstanding at March 31, 2002		2,456,665	$1.85
	Details of share purchase warrants outstanding and exercisable at March 31, 2002 were as follows:
		Number	Exercise Price	Expiry	Exercisable
	On private placement (*)	850,000	$2.00	May 2002	850,000
	On share exchange (*)	86,665	$2.00	June 2002	86,665
	On convertible notes	1,520,000	$1.75	August 2007	1,520,000
		2,456,665			2,456,665
	(*)

In January 2002, the Company extended the expiry date of 936,665 warrants expiring in February and March 2002. The expiry date for 850,000 warrants originally expiring in February 2002 was extended to May 2002 and the expiry date for 86,665 warrants was extended from March 2002 to June 2002.

6.	Commitments and Stock Compensation
	(a)

On June 28, 2000, the Company entered into a consulting agreement for financial services. The contract expires on June 30, 2002 and provides for compensation should the Company receive financing from any investor introduced by the consultant. Compensation includes:

	(i)	payment of $100,000 and 300,000 shares of the Company's common stock in 2000 (which has been paid);
	(ii)	payment of $230,000 in 2001 (which has been paid);
Merlin Software Technologies International, Inc.
(A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
6.	Commitments and Stock Compensation - Continued
		(iii)	payment of 100,000 shares of the Company's common stock should the Company achieve a NASDAQ listing; and
		(iv)	right of first refusal on additional financing in consideration for a commission of 5% of such capital in cash and 5% in stock.

Payments under (i) and (ii) are due to the consultant regardless of contract termination. The total committed cost of the contract of approximately $442,500, including $112,500 being the value attributable to the common stock using the trading price of the 300,000 shares of common stock issued in January 2001, is being recognized on a straight-line basis over the term of the contract. The cost associated with the stock component of the contract was determined on the date the stock was issued since negotiations over consideration with the consultant continued in the months subsequent to the performance date. To March 31, 2002, the Company has issued 300,000 shares of common stock and paid the consultant $330,000. During the three months ended March 31, 2002, the Company recorded an expense of $55,313 (2001 - $65,938) in connection with this agreement. A further $55,313 was recorded as a prepaid expense at March 31, 2002 (December 31, 2001 - $41,294) in respect of future services.

Included in accrued liabilities is $359,615 due to the consultant at March 31, 2002 (December 31, 2001 - $218,482) as a finders' fee in connection with the promissory notes payable (compensation payment (iv)). Consideration is payable in cash of $165,073 (December 31, 2001 - $94,046) and the issuance of 691,777 (December 31, 2001 - 529,937) shares of common stock to be issued, having an aggregate value of $194,542 (December 31, 2001 - $124,436) based on the trading price of the Company's common stock on the respective promissory note dates.

For the three-month period ended March 31, 2002, finders' fees of $141,133 were deferred as a deferred financing cost and are being amortized on a straight-line basis over the respective terms of the debt. During the three-month period ended March 31, 2002, $23,802 was amortized as financing fees in the Statement of Operations.

(b)

In January 2002, the Company reached an agreement with one of its vendors to issue 340,385 fully-vested, non-forfeitable shares of the Company's common stock as settlement for accounts payable of $60,964. At the agreement date, the fair value of the Company's common stock approximated the exchange value. As a result, no gain or loss has been recorded on the settlement of accounts payable for the three-month period ended March 31, 2002.

Merlin Software Technologies International, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2002 and 2001
7.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

The implementation of these new standards did not have a material effect on the Company's financial statements.

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

General

Through the first quarter of 2002, we have had no significant source of revenue. We have incurred operating losses since inception due principally to product development costs, establishing channels of distribution, the creation of marketing materials, development of brand awareness and the assembling of the necessary resources to launch these products to their target markets. We believe that this company now possesses the capabilities to accelerate our sales growth. However, at present and into the near future, the continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of our network-attached server and digital video recorder products, the successful development of our software products and related technologies that will be integrated into future versions of our network-attached server and digital video recorder products and finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2001 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

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

Selected Financial Data

Set forth below is selected financial data as of March 31, 2002 (unaudited) and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001 (both periods unaudited). As a result of our acquisition of Merlin Software Technologies Inc. via reverse acquisition on April 26, 2000, our financial statements are presented as a continuation of Merlin Software Technologies Inc. The financial information as of December 31, 2001 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this quarterly report.

	Three month	Three month
	period ended	Period ended
	March 31, 2002	March 31, 2001
	(unaudited)	(unaudited)
Sales	69,256	13,497
Cost of Sales	60,794	6,500
Gross Profit Gross Profit	8,462	6,997

Depreciation	24,414	20,030
General and Administration	602,715	449,854

Sales and Marketing	512,372	163,858
Research and Development	122,070	109,871
	1,261,571	743,613
Loss from operations	(1,253,109)	(736,616)

Interest and financing costs	(488,954)	(33,660)
Net loss for the period	(1,742,063)	(770,276)

	As at March 31, 2002 (unaudited)	As at December 31, 2001
Working Capital (Deficit)	(3,487,983)	(2,233,403))
Total Assets	1,089,538	671,301
Total Capital Deficit	(3,966,615)	(3,065,506)
Deficit Accumulated in the Development Stage	(10,152,761)	(8,410,698)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products to meet these needs, and the branding of our company and our products. Until March 2001, our primary focus was on the development and marketing of our two software products, PerfectBACKUP+ and Communicado Fax and the establishment of effective channels of distribution to serve the targeted markets. We continued development on both of these products until May 2001 at which time we began the integration of PerfectBACKUP+ with our Essential Server product and commenced development of two proprietary software programs for the Essential Server: Mermaid, a user management interface, and PerfectCopy, a file synchronization program. We released the Enterprise version of Communicado Fax in May 2001, however discontinued further development, sales and support of the product, as a stand-alone boxed software solution in December 2001, due to insufficient market demand. Since December 2001, we have also discontinued all sales and support of PerfectBACKUP+ as a stand-alone boxed software solution, again due to insufficient market demand. As of March 2001, we have switched our focus to the development and sale of our EssentialServer and SecurDVR products.

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

During the year ended December 31, 2001, we reorganized our sales and business development group and hired four individuals with sales and marketing experience, specifically in the value added reseller channel. We added a Chief Marketing Officer to the management team, experienced in the marketing and selling of network-based solutions. We anticipate that the value added reseller and distributor channels will be the most cost-effective way through which to sell our EssentialServer and SecurDVR products. We will focus on increasing sales volume through the development of a large local and international value added reseller and distributor channel, in addition to other partnering and distribution arrangements.

We anticipate an increase in revenues in fiscal 2002, 2003 and 2004 from increased sales of EssentialServer, SecurDVR and any new products that we may release during those periods.

We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to accelerate the growth of our operations. Despite our expectations, there are no assurances that our estimated revenue growth can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our business and future success may be adversely affected.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31,2002 Compared to Three-Month Period ended March 31, 2001

Results of Operations

We incurred a net loss of $1,742,063 for the three-month period ended March 31, 2002 compared to a net loss of $770,276 for the comparative period in 2001. The loss is a result of the factors discussed below.

Sales

We recognized sales of $69,256 for the three-month period ended March 31, 2002, an increase of $55,759 compared to sales of $13,497 in 2001. The increase in sales in 2002 resulted from shipments of our EssentialServer and SecurDVR products during the period. These products were both introduced subsequent to March 31, 2001. Sales in 2001 consisted of minor sales of our boxed software products. We discontinued sales and support for both boxed software products during the previous fiscal year. In addition, the company has shipped products with an invoice value of approximately $55,000 for which revenue recognition has been deferred in accordance with our revenue recognition policy. Revenue from the sale of network attached servers is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collectibility is not considered probable, revenue is recognized when the purchase price is collected. Until the Company can establish a history of returns, recognition of revenue is deferred on sales to resellers having right of return privileges until the return period expires. Once a reliable return history is proven, such returns will be estimated using historical return rates. Sales for the three-month period ended March 31, 2002 significantly missed earlier estimates due to the delayed rollout of several key distributors and lost sales opportunities due these channels' inexperience with the products and their applications. Corrective action has been taken by way of additional training and deployment of dedicated sales and technical specialists to these channels.

Cost of Sales

The principal components of cost of sales for the three month period ended March 31, 2002 are the cost of components produced by our suppliers, such as disk drives, compact disc drives, tape drives, cabinets, power supplies, controllers, CPUs and other parts. Packaging costs are also included in cost of sales. We did not include overhead charges to our cost of sales in the period.

The principal components of cost of sales for the three-month period ended March 31, 2001 were direct printing charges for the retail boxes used to distribute our software products, copying charges for the compact discs and the protective covers for the compact disc shipped in each retail box. We did not include overhead charges to our cost of sales in the period.

Our anticipated gross margin was significantly reduced for the three-month period ended March 31, 2002 due to additional price discounts given to a key distributor for promotional purposes and higher component costs due to lower economies of scale.

General and Administrative Expenses

General and administrative expenses have increased to $602,715 in the three month period ended March 31, 2002 compared to $449,854 in the three month period ended March 31, 2001, an increase of $152,861 or 34%.

This increase was due to an increase in professional fees incurred during the period resulting from legal and accounting advice required on our planned capital restructuring (which is expected to be completed in the second quarter of 2002), in addition to general assistance with regulatory compliance matters and general corporate matters during the period. The increase in the overall level of business activity and number of employees hired has led to increased corporate infrastructure costs. We also engaged external consultants in the period in connection with our capital restructuring and provided our Board members with compensation by way of fees and shares of the company.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, consulting fees, rent, professional fees and insurance.

Sales and Marketing

Sales and marketing expenses increased to $512,372 in the three month period ended March 31, 2002 from $163,858 in the three month period ended March 31, 2001, an increase of $348,514 or 212%. This difference was attributable to an overall increase in sales and marketing expenses required to support sales of our two network-attached server products, Essential Server and SecurDVR. Specifically, 11 additional people were added to our sales and marketing group compared to the same period in 2001. The increase in sales and marketing personnel was intended to increase market coverage, develop new channels of distribution and to better support recently added channels.

Sales and marketing costs consisted primarily of sales and marketing salaries, direct materials such as sales collateral and evaluation units, tradeshow and travel and accommodation expenses.

Research and Development

Research and development charges increased in the three-month period ended March 31, 2002 by $12,199 or 11% to $122,070, compared to research and development expenses of $109,871 in the comparative period in 2001.

We increased the number of software developers and technical engineers by 23 over the comparative period in 2001 and engaged two independent contractors to complete planned product upgrades in the next three to six months. $171,272 of software developers' salaries, attributable to two software development projects, have been capitalized in the period. These projects include providing increased functionality and an improved feature-set for our Essential Server product and, secondly, the development of both hardware and software that improves the performance, stability and features of our SecurDVR product. We have determined that these two projects meet the criteria for capitalization under Statement of Financial Accounting Standard No. 86, in that these projects were declared technologically feasible early in 2002. Accordingly, the direct projects costs are being capitalized until the products are available for commercial release. Upon commercial release of the products, these costs will be amortized on a straight-line basis to income over the life of the products.

Interest and financing costs

Interest and financing costs increased in the three month period ended March 31, 2002 by $455,294 primarily due to the recognition of $206,062 for amortization of the discount on the convertible notes and $139,012 for amortization of the discount on increased borrowings in the form of convertible notes and promissory notes for the three month period ended March 31, 2002. In 2001, interest expense consisted only of that associated with $1.1 million raised in the first tranche of the convertible note financing. The second tranche, which consisted of $1.0 million proceeds, and the promissory notes were issued subsequent to March 31, 2001. The discount associated with the promissory notes arose in 2002 due to the amendment of the promissory notes to provide for a conversion calculation which specifies a 10% discount to market on conversion of the notes at the holder's option.

Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value of the beneficial conversion feature is then calculated and charged to debt discount and amortized to interest expense over the term of the related debt using the effective interest rate method or the straight-line method if not materially different than the effective interest rate method. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense.

Liquidity and Capital Resources

Our principal capital requirements for the three month period ended March 31, 2002 were to fund: (1) the development of our network-attached server product, Essential Server, and our digitial video recorder product, SecurDVR; (2) the marketing and advertising activities undertaken to establish channels of distribution and raise awareness of our company and our products; (3) the promotion and investor relation programs in place to disseminate information about our company and our products; and (4) to build an experienced set of resources focussed on the future success of the business. These efforts gave rise to an operating loss of $1,742,063, which includes non-cash stock option compensation expense of $69,092 and amortization of the discount on the beneficial conversion feature of $345,073 associated with the convertible notes and the promissory notes.

Net cash used in operating activities for the three-month period ended March 31, 2002 was $1,271,170 compared to net cash used in operating activities of $426,240 during the comparative period in 2001. The cash used in operating activities consists primarily of our loss for the three month period ended March 31, 2002, as adjusted for working capital increases and decreases, including an increase in accrued liabilities of $327,224 due to accrued interest on the promissory notes and corporate finance fees accrued. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely.

In the three month period ended March 31, 2002, we received proceeds of $1,420,600 by way of additional promissory notes and proceeds of $40,000 from the exercise of employee stock options. As sales have not yet reached a level to provide recurring cash flow for operations, we are dependent upon regular monthly financing to continue operations. During the three month period ended March 31, 2001, we received cash from financing activities of $236,766, primarily consisting of short-term bridge financing prior to receiving the proceeds of the second tranche of the convertible notes in April 2001. We are currently in the process of restructuring certain terms of our existing debt on a basis more favourable to our company, but have not yet reached agreement on any such restructuring.

Net cash used in investing activities during the three-month period ended March 31, 2002 was $239,725 (2001 - $18,997) which was directly spent on software development associated with two projects in process and the acquisition of $68,453 of property and equipment (primarily computer equipment). During the comparative period in 2001, we purchased property and equipment totalling $18,997.

The net decrease in cash during the three-month period ended March 31, 2002 was $50,295, leaving us with a cash balance at March 31, 2002 of $85,318.

We believe, based on current plans and assumptions relating to our operations, that the existing cash and proceeds to be received by way of promissory notes, will be sufficient to fund our operations and working capital requirements into the third quarter of 2002. We anticipate that we will complete the restructuring of our outstanding convertible note and promissory notes no later than June 30, 2002. After we have restructured our existing debt, we will commence efforts at raising an additional $5.0 million in further debt or through the sale of our equity securities, allowing us to finance our operations and working capital requirements for a further 12 months. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

In the event that our plans or assumptions change or prove inaccurate, there can be no assurance of additional financing or relevant terms acceptable to the company.

Future Cash Requirements

We expect that the commercial release of our network attached server product and our digital video recorder product combined with alliances we have developed with key distribution partners will lead to a material increase in revenues in fiscal 2002. We expect that further development and marketing of these products combined with the planned introduction of new products or enhanced versions of our existing products in late 2002 will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to see an increase in revenues in 2002, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2002. Consequently, we will require a minimum of approximately $5.0 million to fund estimated operational costs for the balance of 2002 and into the first quarter of 2003. We estimate that $2,000,000 is required to hire additional sales and marketing personnel and to implement our planned sales and marketing program, while $350,000 will be required to support both an investor and public relations program. The balance of $2,650,000 will be required to support increased investor and other working capital requirements as well as increased support costs. We anticipate continued funding by way of bridge loans which we believe will be sufficient to pay for ongoing operating costs and capital expenditures through June 30, 2002. We presently are working with our investors to restructure the outstanding convertible and promissory notes which we anticipate will enable us to raise additional capital by way of the sale of our securities or further debt financing.

Plan of Operation

Our primary objective in the next 9 months will be to implement an aggressive sales and marketing program in connection with the sale of our network attached servers, digital video recorders and strengthen our alliance with key distribution partners. We released our first product, Essential Server, a data backup and storage device, in September 2001 and our second product, SecurDVR, a security and loss prevention device, in October 2001. We also expect to complete development and commercially release significant upgrades to these products in the coming months.

Research and Development

The technology industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance our current software programs and integrated hardware products to meet a wide range of customer needs and to develop new software programs and integrated hardware products rapidly to attract new customers and provide additional solutions to existing and future customers.

Our strategy is to continue to enhance the functionality of both Essential Server and SecurDVR through the development of new features to meet the continually advancing requirements of our customers. At the same time, we may seek to acquire and develop new products and/or software programs to meet the needs of a broader group of users and will take advantage of other technologies that will leverage our existing products and skill-set to provide additional solutions to existing and future customers.

To March 31, 2002, we have expended $1,866,065 (including $171,272 of capitalized software development costs at March 31, 2002) on the development of Essential Server, SecurDVR and other products. We will expend a significant amount of time in the next 9 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to Essential Server and developing both the software and hardware for the SecurDVR that will bring higher performance and improved functionality and finally, the integration of our Essential Server and SecurDVR products to create a complete security, loss prevention and archiving solution. Although we believe that the current release of both Essential Server and SecurDVR are competitive, we will continue to update the design of and add new features to both these products in order to ensure that these products remain competitive in the marketplace. We do not anticipate encountering any uncertainties in updating the design or adding new features and will attempt to add such features as are demanded or requested by users of these products.

Marketing

In order to generate any significant sales volume, we anticipate that we must continue to undertake a very aggressive sales and marketing program. This will include increased support of our existing key resellers, distributors and integrators as well as expanding our channels of distribution to exploit markets not as yet covered. Additionally, we intend to expand our advertising in several key trade magazines and publications in addition to attending key industry tradeshows throughout the year. In addition, we must further our sales and marketing support with key partnership opportunities we have recently developed in order to generate our targeted sales growth. This will require the hiring of additional sales and marketing personnel and the engagement of a public relations firm.

Personnel

As of March 31, 2002, we have 50 permanent employees with 6 in the area of corporate administration, 5 in operations, 22 in product development and 17 in sales and marketing. We also have 6 independent contractors providing sales and marketing, engineering, investor relation, and capital raising services.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to purchase computer hardware and software for our ongoing operations.

Manufacturing

Presently, we assemble, test and ship both our Essential Server and SecurDVR products in-house. In expectation of sales growth over the next 6 to12 months, we are presently negotiating with third-party manufacturing facilities to outsource all of these functions.

NEW ACCOUNTING PRONOUNCEMENTS

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

The implementation of these new standards did not have a material effect on the our consolidated financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We are a development stage company primarily involved in the development, manufacture and marketing of network attached storage appliances and security and loss prevention systems. While the development of our standalone software programs PerfectBACKUP+ and Communicado Fax had been ongoing since our inception in June, 1999, we realized insignificant revenues through December 31, 2001 and have since discontinued sales and support of these products. We began marketing our new product lines, EssentialServer and SecurDVR, in September, 2001 and October, 2001 respectively. As a result, we do not have a historical record of sales and revenues nor an established business track record.

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

WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a consolidated loss for the year ended December 31, 2001 of $4,332,808 and a loss of $1,742,063 for the three months ended March 31, 2002. We have generated only $153,933 in revenues from our inception on June 25, 1999 to March 31, 2002 of which $49,100 was generated from software products no longer being sold by our company. Although we anticipate that revenues will increase, we expect a concurrent increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software, hardware or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of our annual report on Form 10-KSB, filed on April 16, 2002. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to March 31, 2002 of $10,152,761. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge, market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our business will generate significant revenue. We believe sufficient funds are available through current cash balances and via interim funding as needed to pay for ongoing operating costs and capital expenditures through December 31, 2002. We have projected that we will require approximately $5.0 million over the period ending December 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We will depend almost exclusively on outside capital to pay for the continued development and marketing of EssentialServer, SecurDVR and other products. Such outside capital may include the sale of additional stock and/or commercial borrowing. During the year ended December 31, 2001 and thereafter, we received interim funding from one of the investors in our convertible note financing which was completed in April, 2001. This investor provided us with $3,301,530 of funding to March 31, 2002 (of which $1,880,930 was advanced during 2001) which allowed us to continue our day-to-day operations. This investor is not obligated to provide us with any further funding and may cease to do so at any time. There can be no assurance that capital will continue to be available from this or other investors if necessary to meet continuing development and administration costs or if the capital is available that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in amounts and on terms deemed acceptable, our continuing business and future success will be adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR ESSENTIALSERVER AND SECURDVR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development, marketing and sale of our EssentialServer, SecurDVR and other products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively could have a material adverse effect on our business and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES AND OUR OBLIGATIONS UNDER THE NOTES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 was payable in two tranches. We received $1.1 million on August 24, 2000 and received $1 million on May 1, 2001. As part of the sale of the convertible notes, we issued Series A warrants which entitle the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share. The warrants were also issuable in two tranches; on August 24, 2000 we issued warrants to acquire up to 770,000 shares, and on May 1, 2001, we issued warrants to acquire up to 750,000 shares. The convertible notes provide that in certain circumstances the holders of the notes may convert their position into shares of our common stock or demand that we repay outstanding amounts with cash. The terms and conditions of the notes pose unique and special risks to our operations and the price of our common stock. Some of those risks are outlined below.

BECAUSE THE NUMBER OF SHARES ISSUABLE ON THE CONVERSION OF THE NOTES IS BASED ON A DISCOUNT TO THE MARKET PRICE, THE FOUR PURCHASERS OF THE NOTES WILL RECEIVE MORE SHARES IF THE SHARE PRICE DECREASES AT THE TIME OF CONVERSION. THE FOUR PURCHASERS ALSO RECEIVED WARRANTS TO ACQUIRE UP TO 1,520,000 SHARES, AT AN EXERCISE PRICE OF $1.75 PER SHARE, AND IF THE PURCHASERS CONVERT THE NOTES AND EXERCISE THE WARRANTS, THERE COULD BE A CHANGE OF CONTROL OF OUR COMPANY AND A SUBSTANTIAL DILUTION OF YOUR SHARES.

The four investors may convert their convertible notes into shares of our common stock at conversion prices equal to the lower of a fixed price and the price which is 95% of the average of the two lowest intra-day trading prices of our common stock for the 30 day period on the trading day immediately preceding the conversion date. If the holders convert the notes and exercise the warrants, there could be a change in control of our company. We have filed a registration statement on Form SB-2 under the Securities Act of 1933, pursuant to which selling stockholders may resell up to 12,820,000 shares of our common stock, including up to 10,500,000 shares of common stock issuable upon the conversion of the convertible notes and up to 1,520,000 shares of common stock issuable upon the exercise of the warrants issued in connection with the convertible notes. The registration statement was declared effective on March 30, 2001. We have agreed to file another registration statement with the SEC should the number of shares issued to the noteholders on conversion of the convertible notes or upon exercise of the warrants exceed 12,820,000, the number filed on our original registration statement.

Because the number of shares issuable upon conversion of the notes is based on a discount to the market price of our common stock, the holders of the convertible notes will receive more shares upon conversion if the share price decreases at the time of conversion. The price at which the notes can be converted and the exercise price of the warrants will be reduced if we issue or sell any of our shares or other securities at a price lower than the current conversion price or the current market price, as it is calculated at the time of such issuances. If the conversion price or the exercise price is reduced or re-set, the noteholders may obtain even more of our common shares upon conversion of the notes and upon exercise of the warrants. There were issuances during the year ended December 31, 2001 and the period ended March 31, 2002 which would have triggered the reduction or reset of the conversion price and/or the exercise price of the warrants. The conversion of the convertible notes and the exercise of warrants may result in substantial dilution to the interests of other holders of common stock since each holder of convertible notes and warrants may ultimately convert the full amount of the notes, fully exercise the warrants and sell all of these shares into the public market.

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

As of May 1, 2002, $305,020 of the convertible notes and $262,064 of accrued interest had been converted into an aggregate of 3,654,004 common shares, all of which were qualified for resale under the registration statement.

We have also received interim funding from one of the investors in our convertible note financing. The investor provided us with $4,333,130 to May 1, 2002. As part of the promissory notes, we have agreed to enter into good faith negotiations with this investor to agree upon a conversion mechanism whereby this investor, SDS Merchant Fund, could convert all of their outstanding principal and interest into shares of our common stock. SDS Merchant Fund is entitled to ten percent (10%) premium on conversion of any outstanding principal and interest.

If this investor or the convertible noteholders were to convert their outstanding debt into shares of our common stock, there would be a change of control of our company and a substantial dilution of your shares.

THE CONVERTIBLE NOTES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE US TO REPAY THE ENTIRE AMOUNT IN CASH IMMEDIATELY. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL WITH WHICH TO OPERATE OUR BUSINESS.

We will be considered to be in default of the convertible notes if any of the following, among other things, occurs:

- we fail to pay interest on any of the convertible notes on or before the date such payment is due;

- we fail to pay principal on any of the convertible notes on or before the date such payment is due;

- a custodian, receiver, liquidator or trustee of our company or of any of our property is appointed or takes possession of our company or our property; or an order for relief is entered under the Federal Bankruptcy Code; or any of our property is sequestered by court order; or a petition or other proceeding is filed against us under any bankruptcy, reorganization, arrangement, insolvency, readjustment of indebtedness, dissolution or liquidation law of any jurisdiction;

- we file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of indebtedness, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect or consent to the filing of any petition under any such law;

- we make an assignment for the benefit of our creditors or generally fails to pay our obligations as they become due or consent to the appointment of or taking possession by a custodian, receiver, liquidator or trustee of our company of all or any material part of our property;

- one or more final judgments, orders or decrees is rendered against us and/or our subsidiary in an aggregate amount equal to or in excess of $100,000 which are not vacated, satisfied, discharged or execution thereof stayed within a period of 30 days from the entry thereof;

- we fail to comply with any law or regulation, whether with respect to the conduct of our business or otherwise, which failure has a material adverse effect;

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

If any one of the above defaults occurs, the holders of more than 50% of the principal amount of the convertible notes then outstanding may, among other available actions:

- declare the principal of the convertible notes, plus accrued interest, to be immediately due and payable, and upon any such declaration such principal and accrued interest shall become due and payable immediately with the rate of interest on the unpaid principal increasing to 18% percent from the date of such declaration until such unpaid principal is repaid in full; and

- may protect and enforce its rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible notes, in the purchase agreement in connection with the convertible notes or in any document or instrument delivered in connection with or pursuant to this convertible note or to enforce the payment of the outstanding Notes or any other legal or equitable right or remedy.

As set out in our annual report Form 10-KSB for the year ended December 31, 2001, we have taken several actions, including obtaining indebtedness in excess of $500,000, increasing the size of our board of directors, amending our by-laws and entering into a settlement of a lawsuit in excess of $5,000 that gave the noteholders the right to notify us that we are in default of the convertible notes. Our company's management has made the noteholders aware of all these actions. To date, we have not received any notice from the noteholders notifying us that we are in default of the convertible notes.

Our company obtained waivers, dated April 5, 2002, from the noteholders for the breaches committed by our company to April 5, 2002. The noteholders agreed that each noteholder would waive:

- any breaches of the Note and Warrant Purchase Agreement, the convertible notes and certain associated agreements specifically referred to in the waiver letter (attached as an exhibit to our annual report on Form 10-KSB, filed on April 16, 2002);

- its rights to adjustments to the conversion price under the convertible notes, and to adjustments to the number and exercise price of the associated warrants, in respect of the distributions of securities by our company listed in the waiver letter;

- its rights of first refusal in connection with the promissory notes issued to SDS Merchant Fund, L.P. by our company; and

- the requirement that our company seek prior written consent of the noteholders owning a majority in interest of the aggregate principal amount of the convertible notes for additional advances from SDS Merchant Fund, L.P. that may occur on and after the date of the waiver letter, regardless of the fact that such advances may exceed $500,000 in the aggregate.

Our company's management is working with the convertible noteholders to restructure the indebtedness and revise the covenants and terms of the convertible notes such that our company will not breach the relevant agreements in fiscal 2002. As at May 15, 2002, no agreement has been reached to restructure the debt or any terms of the convertible notes, nor are there any assurances that such restructuring will be achieved.

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

The actual daily trading volume of our shares of common stock over the three months ended March 31, 2002 has averaged less than 72,400 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 17,753,984 shares of common stock issued and outstanding as of May 1, 2002. Through the registration statement on Form SB-2, which was declared effective on March 30, 2001, the selling stockholders may be reselling up to 12,820,000 shares of our common stock, only 4,154,004 of which are included in the 17,767,317 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock.

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

THE CONVERTIBLE NOTES RESTRICT OUR ABILITY TO RAISE ADDITIONAL EQUITY WITHOUT THE CONSENT OF THE NOTEHOLDERS, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL FINANCING NECESSARY TO OPERATE OUR BUSINESS OR TO REPAY THE NOTEHOLDERS.

The agreements we executed when we issued these convertible notes prohibit us from obtaining additional equity or equity equivalent financing without the noteholders' consent unless we first offer the noteholders the opportunity to provide such financing upon the terms and conditions proposed. These restrictions have several exceptions, such as issuances of a limited number of options to employees and directors, strategic transactions and acquisitions and bona fide public offerings with gross proceeds exceeding $20 million. The restrictions described in this paragraph may make it extremely difficult to raise additional equity capital while the convertible notes remain outstanding. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

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

Our distributors and resellers generally offer products of several different companies, including products of our competitors. Accordingly, these distributors and resellers may give higher priority to products of our competitors, which could harm our operating results. In addition, our distributors and resellers often demand additional significant selling concessions and inventory rights, such as limited return rights and price protection. We cannot assure you that sales to our distributors or resellers will continue or that these sales will be profitable.

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

UNSCHEDULED DELAYS IN DEVELOPMENT OF ESSENTIALSERVER OR SECURDVR OR IN THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.

Delays and related increases in costs in the further development or improvement of our EssentialServer and SecurDVR products or the implementation of our sales and marketing program could result from a variety of causes, including:

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

THE STORAGE DEVICE MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW PRODUCTS.

The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of Fibre Channel protocol and new storage solutions such as storage area networks (SANs) and network attached storage (NAS) devices. The introduction of new products embodying new or alternative technology or the emergence of new industry standards could render our existing products obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

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

IF GROWTH IN THE NETWORK ATTACHED STORAGE MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

We believe our future financial performance will depend in large part upon the continued growth in the network attached storage market and on emerging standards in this market. It is our intention that our network attached storage products become our primary business. The market for network attached storage products, however, may not continue to grow. Long-term trends in storage technology remain unclear and some analysts have questioned whether competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the network attached storage market grows more slowly than anticipated or if network attached storage products based on emerging standards other than those adopted by us become increasingly accepted by the market our operating results could be harmed.

THE REVENUE AND PROFIT POTENTIAL OF NETWORK ATTACHED STORAGE PRODUCTS IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR NAS PRODUCT LINES.

Network attached storage technology is relatively new, and our ability to be successful in the network attached storage market may be negatively affected by not only a lack of growth of the network attached storage market but also the lack of market acceptance of our network attached storage products. Additionally, we may be unable to achieve profitability as we transition our business to focus on network attached storage products.

THE RECENT TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to have heightened corporate America's concern for data and personal security. We have seen a marked increase in the sale of our products since those events on September 11, 2001. However, those same events appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results. In addition, increased interest in the security and loss prevention markets could lead to increased competition from new product entries from new companies.

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

UNDETECTED DEFECTS OR ERRORS FOUND IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO PROPERLY INTERFACE WITH THE PRODUCTS OF OTHER VENDORS MAY RESULT IN DELAYS, INCREASED COSTS OR FAILURE TO ACHIEVE MARKET ACCEPTANCE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Complex products such as those we develop and offer may contain defects or errors or may fail to properly interface with the products of other vendors when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we do, from time to time and may in the future encounter these problems in our existing or future products. Any of these problems may:

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

Many of our present and future competitors in this market have substantially greater financial, marketing, technical and development resources, name recognition and experience than we do. Our competitors may be able to respond more quickly to new or emerging advancements in this market and to devote greater resources to the development, promotion and sale of their products. In addition, companies that develop operating systems could introduce new or upgrade existing operating systems or environments that include products similar to those that we offer, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

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

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares you own.

SINCE NASDAQ HAS PROPOSED TO PHASE OUT THE OTC BULLETIN BOARD (OTCBB) AND REPLACE IT WITH THE BBX EXCHANGE WHICH HAS QUALITATIVE LISTING REQUIREMENTS, WE MAY NOT QUALIFY FOR LISTING ON THE BBX EXCHANGE AND STOCKHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Nasdaq has proposed phasing out the OTCBB and replacing it with the BBX Exchange. The BBX Exchange will have qualitative listing requirements and Merlin will be required to file a listing application in order to have its shares of common stock listed for trading on the BBX Exchange. If Merlin is unable to obtain a listing on the BBX Exchange and the OTCBB is phased out as planned, then there may be no market for Merlin's common stock and you may have difficulty reselling any shares of Merlin's common stock that you may own.

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

On May 10, 2001, Rocket Builders Canada Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry Action No. S012673) against our subsidiary seeking payment of US$81,500 and CDN$21,400 in connection with services performed by Rocket Builders on behalf of our company. By a Settlement Agreement, dated June 4, 2001, we agreed to pay the sum of CDN$147,178.95, with CDN$36,839.74 paid upon the execution of the Settlement Agreement and the balance to be paid on or before July 15, 2001. Rocket Builders agreed to dismiss the lawsuit upon the full amount being paid to Rocket Builders by our company. As of May 1, 2002, Merlin had not repaid the full amount of CDN$147,178.95 to Rocket Builders and accordingly, the lawsuit has not yet been dismissed. At March 31, 2002, $20,615 remains outstanding to Rocket Builders. If we do not pay the full amount of the settlement, then Rocket Builders would be entitled to proceed forward with their lawsuit. To date, Rocket Builders has been co-operating and has agreed to the late payment of the Settlement amount.

Item 2. Changes in Securities.

On December 7, 2001, we granted options to purchase 50,000 common shares in the capital of our company to one of our consultants. The options are exercisable at a price of $0.20 per share until December 10, 2003 and vest in two tranches: 25,000 options may be exercised at any time on or after February 8, 2002 and 25,000 options may be exercised on or after June 10, 2002. The options were granted in reliance upon Regulation S promulgated under the Securities Act of 1933.

On January 2, 2002, we issued a total of 443,582 common shares to three of the four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 4, 2002, we issued a total of 311,781 common shares to one of the four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that the holder of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 22, 2002, we issued a total of 614,997 common shares to one of the four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that the holder of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 29, 2002, we issued a total of 107,141 common shares to two of the four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 29, 2002, we granted options to purchase 100,000 common shares in the capital of our company to one of our consultants. 50,000 of the options are exercisable at a price of $0.35 per share and vested on March 1, 2002. The remaining 50,000 options are exercisable at a price of $0.50 and vest on June 1, 2002. The options were granted in reliance upon Regulation S promulgated under the Securities Act of 1933.

On February 6, 2002, we issued an aggregate of 340,385 common shares in the capital of our company to one of our consultants pursuant to a Design and Engineering Agreement dated July 1, 2001. We had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature and the shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On March 6, 2002, we issued an aggregate of 136,372 common shares to four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. As reported in our annual report on Form 10-KSB filed on April 16, 2002, various corporate actions since August 18, 2000 and certain distributions of securities by our company resulted in breaches of the convertible notes and certain related agreements. Our company obtained waivers, dated April 5, 2002, from the noteholders for the breaches committed by our company to April 5, 2002. The noteholders agreed that each noteholder would waive:

- any breaches of the Note and Warrant Purchase Agreement, the convertible notes and certain associated agreements specifically referred to in the waiver letter (attached as an exhibit to our annual report on Form 10-KSB);

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

For a complete description of the various breaches of the convertible notes and related agreements, see the section entitled "Convertible Note and Promissory Note Financings" in our annual report on Form 10-KSB filed on April 16, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On February 25, 2002, we appointed John Hectus and William Johnson to our board of directors.

Following the end of the quarter, on April 10, 2002, Hank Barber resigned as a director of our company.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Consolidated Financial Statements Filed as a Part of the Quarterly Report

Our unaudited consolidated interim financial statements include:

Balance Sheets

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

10.1 Employment Agreement between Merlin Software Technologies International, Inc. and Barry Hagglund, dated March 25, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.2 Consulting Agreement between Merlin Software Technologies International, Inc. and The Nostas Group, dated January 4, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.3 Letter Agreement between Merlin Software Technologies International, Inc. and Marco Polo Securities Inc., dated March 1, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.4 Memo of Understanding between Merlin Software Technologies International, Inc. and ICICI Infotech, dated January 23, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.5 Letter Agreement between Merlin Software Technologies International, Inc. and Narragansett I, LP, Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P, dated April 5, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.6 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated January 10, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.7 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated January 31, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.8 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated February 22, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.9 Promissory Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund, LP, dated March 1, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

10.10 Distribution Agreement between Merlin Software Technologies International, Inc. and EMJ Data Systems Ltd., dated February 22, 2002

(21) Subsidiary

21.1 Merlin Software Technologies Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.

By: /s/ Robert Heller
Robert Heller, President and CEO/Director
Date: May 16, 2002

By: /s/ Trevor McConnell
Trevor McConnell, Chief Financial Officer
and Treasurer/Director
Date: May 16, 2002

By: /s/ Dr. Curt Alexander
Dr. Curt Alexander, Director
Date: May 16, 2002