Form 10QSB
period 2002-06-30
MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL INC
filed 2002-09-17
CIK 1091394

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

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

18,359,322 common shares outstanding as of September 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Merlin Software Technologies International, Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Burnaby, British Columbia
Date: September 16, 2002

/s/ Trevor McConnell

Director of Merlin Software Technologies International, Inc.
Merlin Software Technologies
International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For the six-month periods ended
June 30, 2002 and 2001
(Unaudited)
Contents
Consolidated Financial Statements
Balance Sheets
Statements of Changes in Stockholders' Equity (Capital Deficit)
Statements of Operations
Statements of Cash Flows
Notes to the Financial Statements
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30	December 31
	2002	2001
Assets (Note 2)	(Unaudited)
Current
Cash	$71,774	$135,613
Receivables, net of allowance for doubtful accounts
of $32,129 and $Nil	145,724	49,526
Inventories	377,689	181,628
Prepaid expenses	181,988	135,723
Total current assets	777,175	502,490
Deferred financing costs	73,870	33,299
Property and equipment	182,787	135,512
Total Assets	$1,033,832	$671,301
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable	$413,120	$517,874
Accrued liabilities	1,063,364	337,089
Promissory notes payable (net of unamortized
discounts of $40,915 (2001 - $Nil)) (Note 3)	645,615	1,880,930
Total current liabilities	2,122,099	2,735,893
Convertible notes payable (net of unamortized discounts of
$1,307,862 (2001 - $1,034,066)) (Note 4)	1,938,018	1,000,914
Promissory notes payable (net of unamortized discounts of
$163,892 refinanced on July 22, 2002) (Note 3)	2,586,108	-
Total liabilities	6,646,225	3,736,807
Capital deficit
Share Capital
Authorized
50,000,000 Common shares, par value $0.001
Issued
18,372,655 (2001 - 15,460,641) Common shares	18,372	15,461
Additional paid-in capital	7,198,954	5,333,731
Deficit accumulated during the development stage	(12,825,719)	(8,410,698)
Reduction for initial contribution of intellectual property	(4,000)	(4,000)
Total capital deficit	(5,612,393)	(3,065,506)
Total Liabilities and Capital Deficit	$1,033,832	$671,301
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
(Unaudited)

				Deficit	Reduction
				accumulated	for initial	Total
			Additional	during the	Contribution	Stockholders'
	Common Stock		paid-in	development	of intellectual	Equity
	Shares	Amount	capital	stage	property	(Capital Deficit)
Merlin Software Technologies Inc.
Initial contribution of intellectual property in
July 1999	4,000,000	$4,000	$-	$-	$(4,000)	$-
Private placements for cash in July and
August 1999 at $0.01 and $0.50 per share	3,900,000	3,900	280,100	-	-	284,000
Stock option compensation	-	-	12,022	-	-	12,022
Net loss and comprehensive loss for the
period	-	-	-	(616,628)	-	(616,628)
Balance, December 31, 1999	7,900,000	7,900	292,122	(616,628)	(4,000)	(320,606)
Private placements of common stock in April
2000 at $1.50 per unit	86,665	87	129,913	-	-	130,000
Merlin Software Technologies
International, Inc.
Adjustment for the stockholders' deficit and
Settlement of loans of the Company at the
acquisition date	4,450,025	4,450	1,237,873	-	-	1,242,323
Stock option compensation	-	-	1,153,668	-	-	1,153,668
Value of warrants and beneficial conversion
feature of convertible notes	-	-	1,100,000	-	-	1,100,000
Cash received on private placement in
September 2000 at $1.60 per unit	100,000	100	159,900	-	-	160,000
Net loss and comprehensive loss for the year	-	-	-	(3,461,262)	-	(3,461,262)
Balance, December 31, 2000	12,536,690	12,537	4,073,476	(4,077,890)	(4,000)	4,123
Issuance of shares for services
- in January 2001 at $0.375 per share	300,000	300	112,200	-	-	112,500
- in January 2001 at $0.75 per share	163,571	164	122,515	-	-	122,679
- in October 2001 at $0.23 per share	80,000	80	18,320	-	-	18,400
Issuance of shares for no consideration in
March 2001	500,000	500	264,500	-	-	265,000
Issuance of shares on exercise of stock
options:
- in April 2001 at $1 per share	1,000	1	999	-	-	1,000
- in December 2001 at $0.16 per share	5,000	5	795	-	-	800
Issuance of shares for conversion of notes
and accrued interest	1,874,380	1,874	346,735	-	-	348,609
Stock option compensation	-	-	129,640	-	-	129,640
Value of warrants and beneficial conversion
feature on convertible notes	-	-	264,551	-	-	264,551
Net loss and comprehensive loss for the year	-	-	-	(4,332,808)	-	(4,332,808)
Balance, December 31, 2001	15,460,641	15,461	5,333,731	(8,410,698)	(4,000)	(3,065,506)
Issuance of shares on exercise of stock
options in January 2002 at a weighted average
of $0.19 per share	240,000	240	46,160	-	-	46,400
Issuance of shares for conversion of notes
and accrued interest (Note 4)	2,181,629	2,181	449,969	-	-	452,150
Stock option compensation (Note 5)	-	-	67,559	-	-	67,559
Issuance of shares in settlement of accounts
payable and services (Note 7)	490,385	490	154,974	-	-	155,464
Beneficial conversion feature on unsecured
promissory notes and associated interest (Note 3)	-	-	508,792	-	-	508,792
Value of warrants issued in connection with the
Series B note (Note 4)	-	-	637,769	-	-	637,769
Net loss and comprehensive loss for the
Period	-	-	-	(4,415,021)	-	(4,415,021)
Balance, June 30, 2002	18,372,655	$18,372	$7,198,954	$(12,825,719)	$(4,000)	$(5,612,393)
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Period from
					June 25
					1999
					(incorporation)
	Three months ended		Six months ended		to June 30
	June 30		June 30		2002
	2002	2001	2002	2001	(cumulative)
Sales
Hardware	$123,189	$-	$192,011	$-	$227,122
Software	-	5,509	434	25,506	49,100

Total sales	123,189	5,509	192,445	25,506	276,222

Cost of sales
Hardware	95,472	-	153,933	-	180,908
Software	-	-	2,333	6,500	27,051

Total cost of sales	95,472	-	156,266	6,500	207,959

Gross profit	27,717	5,509	36,179	19,006	68,263

Expenses
Depreciation	22,302	19,911	46,716	39,941	168,138
General and administrative	816,345	351,329	1,443,343	801,183	5,277,209
Marketing and sales	508,426	118,666	997,672	289,024	2,992,612
Research and development	577,166	221,173	698,081	331,044	2,270,805

Total expenses	1,924,239	711,079	3,185,812	1,461,192	10,708,764

Loss from operations	(1,896,522)	(705,570)	(3,149,633)	(1,442,186)	(10,640,501)
Other expenses
Interest and financing costs (Notes 3 and 4)	(776,433)	(252,522)	(1,265,388)	(286,183)	(2,185,218)
Net loss and
comprehensive
loss for the period	$(2,672,955)	$(958,092)	$(4,415,021)	$(1,728,369)	$(12,825,719)
Loss per share
basic and diluted	$(0.15)	$(0.07)	$(0.25)	$(0.13)	$(1.01)
Weighted average
shares outstanding	18,301,397	13,500,986	17,859,129	13,285,870	12,706,858
The accompanying notes are an integral part of these consolidated financial statements
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			June 25, 1999
	Six months ended		(incorporation) to
	June 30		June 30
	2002	2001	2002
Cash provided by (used in)			(cumulative)
Operating activities
Net loss for the period	$(4,415,021)	$(1,728,369)	$(12,825,719)
Adjustments to reconcile net loss for the
period to net cash used in operating activities
Amortization of deferred financing costs	100,562	11,173	134,304
Depreciation of capital assets	46,716	39,941	168,138
Stock option compensation	67,559	41,938	1,362,889
Beneficial conversion feature and amortization
of discount	667,958	243,551	998,442
Issuance of shares in satisfaction of liabilities and current expenses	-	235,178	253,579
Write-off of shares issued for investor relations	-	-	265,000
Issuance of shares upon conversion of
accrued interest	133,351	-	416,941
(Increase) decrease in assets
Accounts receivable	(96,198)	45,080	(145,724)
Prepaid expenses	48,235	(106,614)	(87,488)
Inventories	(196,061)	-	(377,689)
Increase (decrease) in liabilities
Accounts payable	(43,790)	(17,231)	441,407
Accrued liabilities	614,841	-	951,930
Cash used in operating activities	(3,071,848)	(1,235,353)	(8,443,990)
Financing activities
Proceeds on demand loans	-	(115,130)	433,513
Repayment of demand loans	-	315,130	(433,513)
Proceeds from promissory notes payable	3,055,600	-	4,936,530
Proceeds of loan payable	-	-	1,405,000
Proceeds on issuance of common stock	46,400	1,000	492,200
Proceeds on issuance of convertible notes, net of
Financing costs	-	1,000,000	2,032,959
Cash provided by financing activities	3,102,000	1,201,000	8,866,689
Investing activities
Purchase of property and equipment	(93,991)	(32,529)	(350,925)
Increase (decrease) in cash	(63,839)	(66,882)	71,774
Cash, beginning of period	135,613	216,714	-
Cash, end of period	$71,774	$149,832	$71,774
Supplemental information:
Interest paid	$-	$7,780	$10,774
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Issuance of shares upon conversion of convertible
debentures and accrued interest	$452,150	$-	$800,759
Acquisition of business and settlement of debt in
exchange for common stock in reverse
acquisition	$-	$-	$1,242,323
Common shares issued for payables and services	$155,464	$500,179	$674,043
Deferred financing costs accrued as an accrued liability	$141,133 $	- -	$141,133
The accompanying notes are an integral part of these consolidated financial statements.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
1.	Interim Financial Statements and Ability to Continue Operations

The Company was organized on August 30, 1995, under the laws of the State of Nevada as Austin Land & Development, Inc. On January 7, 2000, the Company changed its legal name to Merlin Software Technologies International, Inc. in contemplation of closing a share exchange agreement with the principal stockholders of Merlin Software Technologies Inc. The acquisition closed on April 26, 2000. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and operates in one business segment.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has recognized minimal revenue, has accumulated operating losses of approximately $12.8 million since its inception, has a negative working capital position resulting in difficulty in meeting obligations as they come due and may be considered in breach of a term of the Series B notes. The continuation of the Company is dependent upon the continuing financial support of creditors, lenders and stockholders, continued restructuring and obtaining long-term financing, the completion of product development, successful implementation of a marketing program, market acceptance of its products and achieving profitability. The Company is proceeding with a restructuring of its existing promissory notes and Series A convertible notes to reduce interest costs and potential dilution and to improve the Company's ability to attract new financing. Details of the restructuring of these liabilities are set out in Note 2. Management plans to raise additional equity capital to provide short-term and long-term financing for operating and capital requirements of the Company. As the Company is transitioning from a research and development stage to an operational stage, it requires an outside cash infusion by way of new equity financing to continue operations. At the minimum, Management believes the Company will require an additional $145,000 per month for the balance of 2002. To achieve all of its goals and objectives, an additional $8.3 million will be required in 2003. To preserve working capital, management significantly reduced overhead costs in August 2002. Amounts raised will be used for further development of the Company's products, to provide financing for the marketing and promotion of the Company's products and an investor relations program, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
1.	Interim Financial Statements and Ability to Continue Operations - Continued
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.
2.	Restructuring of Debt
During the six months ended June 30, 2002 and thereafter, the Company has successfully restructured terms of its existing promissory notes, convertible notes and warrants. Details are set out below.
(a) Exchange of Series A Notes and Unsecured Promissory Notes for Series B Notes

On May 23, 2002, the Company restructured its Series A 10% Senior Secured Convertible Notes (Note 4) through agreements reached with the holders of Series A Notes, by exchanging the Series A Notes and the associated 1,520,000 warrants (Note 6) for Series B-1 Notes and 1,520,000 Exchange Warrants. Additionally, the Company exchanged $1.5 million of the Company's existing unsecured promissory notes (Note 3) for a Series B-2 Note in the principal amount of $1.5 million. In part consideration of their agreement to participate in the restructuring, the Company has issued to the holders of the Series B Notes an additional 2,750,000 Series B Warrants. The Series B Warrants and the Exchange Warrants are each exercisable until expiry in May and August 2007, respectively, at an exercise price of $0.75.

Series A Notes and Warrants

The original Series A Notes and the associated warrants were issued in August 2000 and April 2001 in connection with a private placement of Series A Notes in the aggregate principal amount of $2.1 million. As at May 23, 2002, there was a total of $1,745,880 in principal and accrued interest outstanding under the Series A Notes, which, as a result of the restructuring, formed the aggregate principal amount of the Series B-1 Notes. The Series A Notes were originally due on August 18, 2003, bearing interest at 10% per annum and due semi-annually and were collateralized by all of the Company's assets and intellectual property. The Series A Notes were immediately convertible at the option of the holders into shares of common stock of the Company at the lesser of $1.60 or the price which is 95% of the lowest of the two lowest intra-day trading prices of the common stock for the 30 day period ending on the trading date immediately preceding the conversion date. In connection with the Series A Notes 1,520,000 detachable warrants were issued exercisable to purchase shares of the Company's common stock at any time after August 24, 2001 until expiry on August 18, 2007 at a price of $1.75 per share.

At December 31, 2001, the Company was in breach of various event-specific operating covenants contained in the Series A Note and Warrant Purchase Agreement, dated August 18, 2000, the Series A 10% Convertible Note Agreements and the related Warrant Agreements dated August 18, 2000 and April 16, 2001. In April 2002, the Company obtained permanent waivers from the noteholders for breaches committed by the Company to that date.

As a result of the restructuring, the Series A Notes and related terms and conditions were cancelled.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
2.	Restructuring of Debt - Continued
Series B Notes and Warrants

The Series B-1 Notes are due on November 23, 2003 and the Series B-2 Note is due on November 22, 2004. Each Series B Note bears interest at 10% per annum, payable semi-annually in cash or common stock at the election of the Company. Each Series B Note is convertible into common shares of the Company at a fixed conversion price of $0.40, subject to adjustment.

Each Series B Noteholder has also agreed to voluntarily surrender for cancellation up to 916,666 Series B Warrants on the occurrence of one of the following events, at the Company's option:
(i) if the Company generates an average quarterly sales growth rate of 100% for the last three quarters of fiscal 2002; or
(ii)

if, at any time prior to June 20, 2003 and upon certain conditions, the Company's common stock trades at a daily market price greater than $1.50 per share for twenty trading days during any consecutive thirty trading days.

The Series B Noteholders have also agreed to surrender 82.5 Series B Warrants for each $100 of the outstanding principal that the Company repays within 180 days.

The Company has also obtained the option to prepay the principal and accrued interest outstanding under the Series B Notes without a premium for 180 days, subject to the Noteholders' right to exercise their conversion rights. After the first 180 days, the Company can prepay but subject to paying a 10% prepayment premium.

Should the Company receive financing from any source within 180 days, the Company must apply 10% of any gross proceeds that exceed $3,000,000, and an additional 15% of any gross proceeds that exceed $4,000,000, to the prepayment of the principal and interest outstanding under the Series B Notes.

As collateral security for the payment and satisfaction of all of the Company's obligations under the Series B Notes, a continuing first priority security interest was granted in and to all of the Company's assets (now owned or acquired in the future) to the holders of the Series B Notes. As collateral security for the payment and satisfaction of all of the Company's obligations under the Series B Notes, the Company also pledged and collaterally assigned to the holders a first priority security interest in the shares of common stock of the Company's subsidiary and in any and all cash, securities, dividends, rights, and other property at any time and from time to time declared or distributed in respect of or in exchange for any or all of such shares.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
2.	Restructuring of Debt - Continued

The effect of the restructuring is accounted for as a modification of terms of the existing Series A Notes and the unsecured Promissory notes. Such effect is accounted for prospectively over the remaining terms of the Series B notes as an adjustment to the effective interest rate thereon. Further details of the exchange of Series A Notes and Promissory notes for Series B notes are set out in Notes 3 and 4.

In connection with the Series B Notes, the Company was obligated to file a registration statement with the SEC no later than August 30, 2002 qualifying for resale any of the common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements. The Company's failure to effect such filing might potentially be considered to be a material breach of term of a Series B transaction document and therefore an event of default under the Series B Notes. To date, however, the Company has not received any notice from the noteholders notifying that it is in default of the Series B Notes. Should the Company receive notice of default in respect of this matter, the Noteholders may demand immediate repayment of the Notes with penalties set out in the Note agreements. Should the Company not repay the Notes within five business days of the demand notice, the holders of the Series B Notes will be entitled to interest on such amount at an annual rate equal to the lower of 24% and the highest interest rate permitted by applicable law.

	(b)	Exchange of Promissory Notes for an Interest in MASUBI

On June 27, 2002 the Company established a new subsidiary, MASUBI LLC, ("MASUBI"), as a limited liability company under the laws of Delaware to expand business opportunities for its products in India and the Middle East. MASUBI was capitalized with $250,000 in cash and the granting of a perpetual non-exclusive, royalty-free license to use and exploit the source code of the Company's computer software for the Company's EssentialServer and SecurDVR products as they will exist on December 31, 2002. On July 22, 2002, the Company closed an agreement with the holder of the unsecured promissory notes ("SDS") whereby SDS acquired an effective 43% interest in MASUBI in exchange for the settlement of $2.75 million of promissory notes.

SDS has also subscribed for additional preferred equity units of MASUBI for $250,000 in cash. The cash was placed in escrow pursuant to an Escrow Agreement dated as of July 22, 2002.

Additional details relating to the incorporation and arrangements with SDS of MASUBI are set out in Note 8. The effect of incorporation of MASUBI and settlement of debt associated therewith will be recognized in the third quarter of the Company's 2002 fiscal year.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
3.	Promissory Notes Payable
		June 30	December 31
		2002	2001

	Promissory notes payable - face value	$4,936,530	$1,880,930
	Exchanged for Series B-2 Notes (Notes 2(a) and 4)	(1,500,000)	-
	Unamortized discount for beneficial conversion feature	(204,807)	-

		3,231,723	1,880,930
	Less: Amount settled in July 2002, reclassified as a
	long-term liability	2,586,108	-
		$645,615	$1,880,930

The Company received proceeds during the six-month period ended June 30, 2002 of $3,055,600 (year ended December 31, 2001 - $1,880,930) from a series of unsecured, convertible promissory notes from a single lender bearing 10% interest per annum and due on various dates from May 2002 to December 2002. Terms of the unsecured promissory notes were amended in March 2002 to formalize a conversion feature. The promissory notes and accrued interest may now be converted at the option of the holder into debt or equity of the Company equal to 110% of the principal and accrued interest thereon. On May 23, 2002, as part of the Company's debt restructuring (Note 2(a)), $1.5 million of the promissory notes (then currently due) were converted into the Series B-2 Note with terms as set out in Note 2(a).

The beneficial conversion feature associated with the promissory notes issued through June 30, 2002 and associated interest thereon of $508,792 was recorded as a discount to the promissory notes and is being amortized as interest expense over the respective terms of the underlying promissory notes. During the six-month period ended June 30, 2002, $303,985 (2001 - $Nil) was amortized, leaving an unamortized discount of $204,807 at June 30, 2002 (December 31, 2001 - $Nil).

The promissory notes remaining at June 30, 2002 were due on various dates between October and December, 2002. Subsequent to June 30, 2002, $300,000 of additional notes payable were issued bearing terms as above and maturing on various dates from December 2002 to January 2003.

At June 30, 2002 and December 31, 2001, no promissory notes or accrued interest were converted into common stock of the Company. On July 22, 2002, pursuant to the second phase of the Company's capital restructuring, the lender agreed to exchange a further $2.75 million of outstanding promissory notes for a 43% interest in the Company's new Delaware subsidiary, MASUBI. (Note 2(b)). Such amount (less $163,892 of the associated debt discount) has been reclassified as a long-term liability in these financial statements.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
4.	Convertible Notes Payable
	Series A Notes

On August 18, 2000, the Company entered into an agreement to issue $2.1 million Series A Convertible Notes and 1,520,000 warrants exercisable at $1.75 per warrant. Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. Then the beneficial conversion feature is calculated. The values ascribed to the warrants and the beneficial conversion feature (for debt issued after November 2000) is recorded as a debt discount and is amortized to interest expense over the term of the related debt using the effective interest rate method. Upon conversion of the underlying debt into common stock, a pro-rata share of the unamortized debt discount is recorded as interest expense.

The Series A Notes were subsequently cancelled in May 2002 (Note 2(a)). Details of the issuance, discount (and amortization thereof) and subsequent conversions up to May 23, 2002 (the date of exchange) were as follows:

		Face		Carrying
		Amount	Discount	Value
	Tranche 1
	Issuance in August 2000	$1,100,000	$1,047,000	$53,000
	Amortization of discount	-	(21,239)	21,239
	Balance, December 31, 2000	1,100,000	1,025,761	74,239
	Amortization of discount	-	(120,866)	120,866
	Conversion of notes to common shares	(65,020)	(61,887)	(3,133)
	Balance, December 31, 2001	1,034,980	843,008	191,972
	Amortization of discount	-	(49,265)	49,265
	Conversion of notes to common shares	(218,799)	(208,257)	(10,542)
	Balance, May 23, 2002	816,181	585,486	230,695
	Tranche 2
	Issuance in April 2001	1,000,000	264,551	735,449
	Amortization of discount	-	(73,493)	73,493
	Balance, December 31, 2001	1,000,000	191,058	808,942
	Amortization of discount	-	(34,745)	34,745
	Conversion of notes to common shares	(100,000)	(26,455)	(73,545)
	Balance, May 23, 2002	900,000	129,858	770,142
	Total, May 23, 2002	$1,716,181	$715,344	$1,000,837
	Total, December 31, 2001	$2,034,980	$1,034,066	$1,000,914

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
4.	Convertible Notes Payable - Continued

During the period from January 1, 2002 to May 23, 2002, $318,799 of the convertible notes payable (including amortized and unamortized discounts) and $9,103 accrued interest were converted into 1,879,506 shares of the Company's common stock. The Company also issued 302,123 shares of common stock in settlement of accrued interest of $96,419. The common shares issued in settlement of accrued interest were recorded at a value of $124,248 based upon the trading price of the Company's common stock on the issuance dates resulting in an additional interest expense of $27,829.

Series B Notes

On May 23, 2002, the Company exchanged the outstanding undiscounted balance of its Series A Notes of $1,745,880 (including accrued interest of $29,699) for Series B-1 Notes. Additional, the Company exchanged $1.5 million of unsecured promissory notes (Note 3) for a Series B-2 Note. The Series B Notes contain terms as set out in Note 2(a). The effect of the restructuring is accounted for as a modification of the terms of the existing Series A Notes and the unsecured Promissory notes. Such effect is accounted for prospectively over the remaining terms of the Series B notes as an adjustment to the effective interest rate thereon.

Details of the issuance, discount (and amortization thereof) from May 23, 2002 (the date of exchange) to June 30, 2002 were as follows:
	Face		Carrying
	Amount	Discount	Value
Series B-1
Issuance in May 2002	$1,745,880	$1,063,319	$682,561
Amortization of discount	-	(36,560)	36,560
Balance, June 30, 2002	1,745,880	1,026,759	719,121
Series B-2
Issuance in May 2002	1,500,000	289,794	1,210,206
Amortization of discount	-	(8,691)	8,691
Balance, June 30, 2002	1,500,000	281,103	1,218,897
Total, June 30, 2002	$3,245,880	$1,307,862	$1,938,018

There have been no conversions of Series B notes into the Company's common stock to date.
The discount recognized on the issuance of the Series B notes is comprised as follows:

	Series B-1	Series B-2	Total

Unamortized balance of the exchanged notes
at May 23, 2002	$715,344	$-	$715,344

Discount attributed to the issuance of Series B warrants	326,139	289,794	615,933

Additional discount attributed to Exchange
warrants	21,836	-	21,836

	$1,063,319	$289,794	$1,353,113
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
4.	Convertible Notes Payable - Continued

In connection with the debt exchange, 2.75 million Series B warrants were issued with an exercise price of $0.75. The value assigned to the 2.75 million Series B warrants based on a Black-Scholes option pricing model was $615,933 (or $0.22 per warrant). The Black-Scholes option pricing model used the following assumptions:

	Dividends	Nil
	Risk-free interest rate	4.5%
	Volatility of expected market price of the
	Company's common stock	150%
	Expected life of the warrants (months)	60

The 1.52 million Exchange warrants issued were accounted for as a repricing of the existing warrants outstanding to reduce the exercise price from $1.75 to $0.75 per warrant. Using the Black-Scholes option pricing model with the same assumptions as for the Series B warrants, the value of the repricing was $21,836 (or $0.01 per warrant).

	There is no beneficial conversion feature associated with the Series B notes.

The effect of above discounts (representing the value assigned to the warrants issued in May 2002) was recorded as additional paid-in capital and is being amortized to interest expense along with the unamortized discount carried forward on the Series A Notes using the effective interest rate method over the remaining respective terms of the Series B Notes.

The Company incurred direct costs in connection with the convertible notes payable of $67,041 which is being amortized to the Statement of Operations on a straight-line basis over the term of the notes payable. To June 30, 2002, $55,975 (December 31, 2001 - $33,742) has been amortized leaving a net book value of the deferred asset of $11,066 (December 31, 2001 - $33,299). Costs incurred in connection with the exchange of promissory notes and Series A notes for Series B notes were charged to the Statement of Operations as incurred.

5.	Stock Options

On May 1, 2000, the Company adopted its 2000 Stock Option Plan ("the Plan"). The Plan provides for the granting of common share stock options to key employees and consultants. Under the Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date). Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock). Options granted in substitution for outstanding options of an acquired company may be issued with an exercise price equal to the exercise price of the substituted option in the acquired company. Unless otherwise specified by the Board of Directors, stock options shall vest at the rate of 25% per year starting one year following the granting of options.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
5.	Stock Options - Continued
Details of options granted, exercised and cancelled are as follows:
		Weighted
		Average
		Exercise
	Number	Price
Options outstanding at January 1, 2001	811,000	$0.55
Granted	1,664,000	$0.32
Exercised	(6,000)	$0.30
Cancelled	(444,333)	$0.60
Options outstanding at December 31, 2001	2,024,667	$0.35
Granted	2,243,488	$0.45
Exercised	(240,000)	$0.19
Cancelled	(267,667)	$0.42
Options outstanding at June 30, 2002	3,760,488	$0.41
Options exercisable at June 30, 2002	1,453,000	$0.53
Options exercisable at December 31, 2001	1,097,667	$0.34

Compensation expense of $67,559 during the period ended June 30, 2002 (2001 - $41,938) was recorded for options granted during the period to employees and consultants. Compensation expense for the six-month periods ended June 30, 2002 and 2001 was allocated as follows:

	Six-month periods ended
	June 30
	2002	2001
General and administration	$46,744	$25,592
Marketing and sales	23,250	42,146
Research and development
(recovery)	(2,435)	(25,800)
	$67,559	$41,938

Stock options granted to employees are accounted for using the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations which requires recognition of compensation where options are granted to employees with an exercise price below the trading price of the Company's common stock on the grant date.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
5.	Stock Options - Continued

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

			Six-month periods ended
			June 30
			2002	2001
	Dividends		Nil	Nil
	Weighted average risk free interest rate		3.04%	5.0%
	Volatility of expected market price of the
	Company's common stock		150%	100%
	Weighted average expected life of the options (months)		24	36
	Stock options outstanding at June 30, 2002 are summarized as follows:
		Outstanding
			Weighted
	Range of		Average
	Exercise		Remaining	Number
	Prices	Number	Life	Exercisable
			(months)
	$0.16 - 0.32	379,000	36	217,000
	$0.35 - 0.40	2,932,488	71	811,000
	$0.41 - 0.46	24,000	116	-
	$0.48 - 0.60	150,000	72	150,000
	$0.75 - 1.50	275,000	64	275,000
		3,760,488		1,453,000

	Subsequent to June 30, 2002:
	470,000 stock options with a weighted average exercise price of $0.35 per option expired upon termination of the optionees' services to the Company.
	380,000 stock options were granted to new employees at a weighted average exercise price of $0.34 per option. These options vest equally at the beginning of each quarter for the next twelve months.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
6.	Share Purchase Warrants
	Details of share purchase warrants issued, cancelled and expired are summarized as follows:
					Weighted
					Average
					Exercise
				Number	Price
		Outstanding at January 1, 2001		1,906,665	$1.87
		Issued		750,000	$1.75
		Expired		(100,000)	$3.00
		Outstanding at December 31, 2001		2,556,665	$1.89

		Issued on restructuring (Note 2(a))		4,270,000	$0.75
		Expired		(1,036,665)	$1.12
		Cancelled on restructuring (Note 2(a))		(1,520,000)	$1.75
		Outstanding at June 30, 2002		4,270,000	$0.75
	Details of share purchase warrants outstanding and exercisable at June 30, 2002 are summarized as follows:
			Exercise
		Number	Price	Expiry

	Series B warrants (Note 2(a))	2,750,000	$0.75	May 2007
	Exchange warrants (Note 2(a))	1,520,000	$0.75	August 2007
		4,270,000

7.	Commitments and Stock Compensation
		(a)

In January 2002, the Company reached an agreement with one of its vendors to issue 340,385 fully-vested, non-forfeitable shares of the Company's common stock as settlement for accounts payable of $60,964. At the agreement date, the fair value of the Company's common stock approximated the exchange value. As a result, no gain or loss has been recorded on the settlement of accounts payable for the six-month period ended June 30, 2002.

		(b)

In January 2002, the Company entered into a one- year financing consulting agreement. In May 2002, the Company issued 150,000 common stock at $0.63 per share for a value of $94,500 as payment. At the agreement date, the fair value of the Company's common stock approximated the amount owed.

Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
8.	Subsequent Event

On July 22, 2002, the Company acquired 401,000 common equity units, representing 100% of the common equity and 275,000 units of preferred equity of MASUBI, a limited liability company under the laws of Delaware for consideration of $250,000 in cash and the granting of a perpetual non-exclusive, royalty-free license to use and exploit the source code of the Company's computer software for its EssentialServer and SecurDVR products as they will exist on December 31, 2002. MASUBI will concentrate in marketing the Company's products in India and the Middle East.

As part of the restructuring, the Company then sold the 275,000 preferred equity units of MASUBI to SDS, as settlement of $2.75 million of the promissory notes payable. SDS has also subscribed for additional preferred equity units of MASUBI for $250,000 in cash. The cash was placed in escrow pursuant to an Escrow Agreement dated as of July 22, 2002. The preferred equity units are fully voting, and entitle SDS to 43% of the voting rights attached to all outstanding equity units of MASUBI. The Company, by retaining all of the common equity units of MASUBI, owns 57% voting control over MASUBI.

The Company has pledged its remaining 57% interest in MASUBI and granted additional security interests in certain of its intellectual property to collateralize certain indebtedness to SDS and the other holders of its Series B convertible notes.

Under the licensing agreement, the Company granted MASUBI the following rights and licence to manufacture and distribute the Company's products:

  Exclusive licence right to manufacture, market and distribute the EssentialServer and SecurDVR products in India, Pakistan, Saudi Arabia, Afghanistan, Iraq, Iran, Oman, United Arab Emirates, Yemen, Bahrain, Egypt, Libya, Turkey, Qatar, Jordan, Syria, Kuwait, Lebanon, the Philippines and Malaysia;

Non-exclusive right to manufacture, market and distribute these products only when rebranded in certain other regions including the United States but excluding China, Japan, Taiwan, Korea and Canada;
Non-exclusive intellectual property sharing agreement under which the Company will provide MASUBI with development, maintenance and training support and other fee-based services; and
Reciprocal preferential right to provide outsourcing software engineering services.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
8.	Subsequent Event - Continued
Securities Purchase Agreement
Conversion to Merlin Common Stock

Pursuant to the Securities Purchase Agreement ("the Agreement") dated as of July 22, 2002 among MASUBI, the Company, SDS and the other holders of the Series B convertible notes payable, SDS may tender its preferred equity units of MASUBI in exchange for shares of common stock in the capital of the Company under the following terms:

(a)

until July 31, 2004 at an exchange ratio of 13.3 shares of the Company's common stock for each unit tendered (provided that if the market price of the Company's stock has been greater than $1.50 for at least 20 trading days during any consecutive 30 trading days, the exchange ratio shall be 6.7 shares of the Company's common stock for each unit tendered); and

(b) after July 31, 2004, the greater of
(i) that number of shares of the Company's common stock as determined in accordance with the foregoing subclause (a) as of July 31, 2004, and
(ii) that number of shares of the Company's common stock resulting from dividing 10 by the market price of the Company's common stock.

Such exchange right shall be exercisable until the earlier of July 22, 2006 and such time that dividends distributed to SDS on the preferred equity units of MASUBI shall in the aggregate equal $6,000,000.

Under the Agreement, if at any time after July 22, 2004 the market price of the Company's stock is greater than $2.50 for at least 20 consecutive trading days, SDS shall be required to sell to the Company all of its preferred equity units of MASUBI in exchange for such number of shares of common stock in the capital of the Company as shall be determined under the exchange ratio as described above.

Cumulative Dividends

Each of the preferred equity units entitles the holder to receive semi-annually the payment of preferred cumulative dividends at the rate of $10 per unit per annum, subject to adjustment. The dividends on the preferred equity units shall be deferred and not be paid before June 30, 2003. Until such date, MASUBI may, at its option, in lieu of accrued cash dividends issue additional fully-paid and non-assessable preferred equity units at an annual rate of 0.15 per preferred equity unit.

In addition, the holders of the preferred equity units are entitled under MASUBI's Operating Agreement to a preferential cash sweep. Pursuant to the agreement, MASUBI must distribute to the holders of the preferred equity units as dividends two-thirds of its "Available Cash", (as defined) and to the holders of its common equity units one-third of its "Available Cash", until the earlier of:

(a) July 22, 2007, or
(b) Such time that the dividends distributed solely under the preferential cash sweep provision of the Operating Agreement shall in the aggregate equal $6,000,000.
Merlin Software Technologies International, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2002 and 2001
8.	Subsequent Event - Continued

"Available Cash" is defined as the amount of MASUBI's after-tax income exceeding the sum of $2,000,000 and the reserve amount that MASUBI is required to set aside as capital requirements in accordance with its operating plan.

Conversion to MASUBI Common Equity
Each preferred equity unit is convertible into one common equity unit of MASUBI, subject to adjustment under certain antidilution provisions as follows:
(a) at the option of the holder; and
(b)

automatically, if MASUBI effects a firm commitment underwritten offering of its common equity units, registered under the Securities Act of 1933 (or under the equivalent statute in the Republic of India), provided that the aggregate proceeds of the offering to MASUBI shall be at least $30,000,000, the price per unit shall be at least equal to the quotient of $35,000,000 divided by the number of common equity units then outstanding, and, as a result of the offering, MASUBI's common equity units are listed on a national securities exchange or trading market.

MASUBI Warrants

Pursuant to the Stockholders Agreement dated as of July 22, 2002 among the Company, SDS, MASUBI, and other Series B Noteholders , MASUBI among other things granted each of the parties 100,000 warrants totalling 500,000 warrants. Each of the 100,000 warrants granted to the Company entitles the holder to purchase one common unit of MASUBI at $20 per unit for a period of five years. Each of the 400,000 warrants granted to SDS and other creditors of the Company entitles the holder to purchase one common unit of MASUBI at $10 per unit for a period of five years. The agreement also states that as long as SDS holds at a least 240,000 preferred equity units and desires to sell MASUBI to an unrelated third party for a minimal selling price of $21,030,000, subject to the terms of first refusal, all of the other holders of common equity shall be obligated to sell all their MASUBI units to the Acquirer.

9.	New Accounting Pronouncements

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
(Unaudited)
June 30, 2002 and 2001
9.	New Accounting Pronouncements - Continued

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("SFAS No. 145"). Among other things, SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing SFAS 145 to determine the impact upon adoption.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.
10.	Comparative Figures
Certain comparative figures have been reclassified to conform with the current period's presentation.

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

As used in this quarterly report, the terms "we", "us", "our", and "Merlin" mean Merlin Software Technologies International, Inc. and our subsidiaries, unless otherwise indicated.

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

General

Through the second quarter of 2002, we have not generated any significant revenues from the sale of our current products, SecurDVR and EssentialServer. We have incurred operating losses since inception due principally to product development costs, establishing channels of distribution, the creation of marketing materials, development of brand awareness and the assembling of the necessary resources to launch these products to their target markets. At present and into the near future, the continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of our network-attached server and digital video recorder products, the successful development of our software products and related technologies that will be integrated into future versions of our network-attached server and digital video recorder products and finally, achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. We require immediate funding of at least $145,000 per month in order to continue our business operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2001 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

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

Between April 26, 2000 and May 2001, we focussed on the development and marketing of our two utility software programs: a computer backup and restore program called PerfectBACKUP+ and a multi-line fax program called Communicado Fax. Beginning in January, 2001, we began to shift our attention to the development of an integrated network attached storage and backup appliance line of products, called EssentialServer, which current release incorporates a newly developed backup technology, replacing PerfectBACKUP+ and for which our Communicado Fax enterprise server software is available as an option. We launched EssentialServer on September 5, 2001. On October 16, 2001, we announced the launch of our new security and loss prevention system, SecurDVR. SecurDVR provides cost effective monitoring and surveillance for retailers, commercial and industrial property managers, hospitality operators and other businesses through the implementation of up to 16 closed circuit television cameras. SecurDVR offers fast image retrieval and high-availability digital storage through the utilization of state-of-the-art digital recording and image capture. Our principal executive offices are located in Burnaby, British Columbia, Canada.

Current Financial Situation

SDS Merchant Fund L.P., a third party investor, had been providing ongoing monthly funding to our company which allowed us to continue our normal operations. Subsequent to the restructuring of our Series A Notes and the establishment of our new subsidiary, MASUBI LLC ("MASUBI"), SDS Merchant Fund advised us that it had decided to cease its ongoing monthly funding effective July 31, 2002. To July 31, 2002, SDS Merchant Fund had advanced us $5,236,530, of which $1,500,000 was converted in May 2002 to the Series B-2 Note and $2,750,000 was exchanged in July 2002 for an interest in MASUBI. The remaining balance is due in various amounts between October 2002 and January 2003 with SDS Merchant Fund having the right to convert the remaining balance into equity of our company. Despite the fact that SDS Merchant Fund decided to cease its funding, we have sustained our operations but have taken various steps to reduce the expenses of our ongoing monthly operations. The primary steps that we have taken to reduce our ongoing operating costs was to lay off 18 employees and delay the further development on the hardware component of our SecurDVR product.

We do not currently have any other sources of financing and require further financing in order continue our business operations. If we do not obtain further funding of a minimum amount of $145,000 per month by September 30, 2002, then we will be forced to further scale down or even cease the operation of our business.

In addition, our directors and officers liability insurance expires on September 24, 2002 and we are currently attempting to renew the policy or obtain a new policy. If we are unable to raise financing to pay for the cost of this insurance (estimated to be $100,000), then several of our directors have informed our company that they will resign from their positions as officers and directors of our company.

Restructuring of Debt and Establishment of New Subsidiary

On May 23, 2002, we restructured our Series A 10% Senior Secured Convertible Notes through agreements reached with the holders of Series A Notes, by exchanging them and the associated warrants for Series B-1 Notes and 1,520,000 Exchange Warrants. We have also exchanged $1.5 million of our existing bridge loan facility for a Series B-2 Note in the principal amount of $1.5 million. In part consideration of their agreement to participate in the restructuring, we have issued to the holders of the Series B Notes a total of 2,750,000 Series B Warrants. The Series B Warrants and the Exchange Warrants are each exercisable for five (5) years, at an exercise price of $0.75.

The Series A Notes and the associated warrants were issued in August 2000 and April 2001 in connection with a private placement of Series A Notes in the aggregate principal amount of $2.1 million to four accredited investors. As at May 23, 2002, there was a total of $1,745,880 (consisting of $1,716,181 in principal and $29,699 of accrued interest) outstanding under the Series A Notes, which, as a result of the restructuring, now forms the aggregate principal amount of the Series B-1 Notes.

The Series B-1 Notes have a term of eighteen (18) months and the Series B-2 Note has a term of thirty (30) months. Each Series B Note has a ten percent (10%) interest rate per annum, calculated on a 365-day year, and payable semi-annually in cash or registered common stock at the election of the Company. Each Series B Note is convertible into common shares in the capital of our company at a fixed conversion price of $0.40. While the conversion price is subject to some adjustment, the conditions that would cause such an adjustment are within our control. This is a significant improvement when compared to the terms of the Series A Notes which were subject to adjustment based upon the market price and the other factors outside our control.

Each Series B Noteholder has agreed to voluntarily surrender for cancellation up to 916,666 Series B Warrants on the occurrence of one of the following events, at our election:

1. if we generate an average quarterly sales growth rate of one hundred percent (100%) for the next three quarters of fiscal 2002; or

2. if, at any time prior to June 20, 2003 and upon certain conditions, our common stock trades at a daily market price greater than $1.50 per share for twenty (20) trading days during any consecutive thirty (30) trading days.

The Series B Noteholders have also agreed to surrender 82.5 Series B Warrants for each $100 of the outstanding principal that we repay within 180 days.

We have also obtained the option to prepay the principal and accrued interest outstanding under the Series B Notes without a premium for 180 days, subject to the Noteholders' right to exercise their conversion rights. After the first 180 days, we can prepay but subject to paying a 10% prepayment premium.

If we receive financing from any source within 180 days, we have agreed to apply 10% of any gross proceeds that exceed $3,000,000, and an additional 15% of any gross proceeds that exceed $4,000,000, to the prepayment of the principal and interest outstanding under the Series B Notes.

As collateral security for the payment and satisfaction of all of our obligations under the Series B Notes, we and our subsidiaries granted a continuing first priority security interest in and to all of our and our subsidiaries' assets (which we now own or which we acquire in the future) to the holders of the Series B Notes. The assets included all bank accounts, accounts receivable, contracts, notes, bills, inventory, machinery, equipment, supplies, furniture, furnishings, fixtures, corporate or business records, inventions, designs, patents, patent applications, trademarks, trademark registrations and applications, goodwill, trade names, trade secrets, trade processes, copyrights, copyright registrations and applications, licenses, permits, franchises, customer lists, computer programs, all claims under guaranties and tax refund claims.

As collateral security for the payment and satisfaction of all of our obligations under the Series B Notes, we also pledged and collaterally assigned to the holders a first priority security interest in the shares of common stock of our subsidiary, Merlin Software Technologies Inc., and in any and all cash, securities, dividends, rights, and other property at any time and from time to time declared or distributed in respect of or in exchange for any or all of such shares.

As part of this financing we also agreed to file a registration statement with the Securities and Exchange Commission to qualify for resale any of our common shares that may be issued up conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Convertible Notes or related agreements. We were obligated to file the registration statement by August 30, 2002. Our failure to effect such filing might potentially be considered to be a material breach of the Series B transaction documents and therefore an event of default under the Series B Notes. To date, however, we have not received any notice from the noteholders notifying us that we are in default of the Series B Notes.

The effect of the restructuring is accounted for as a modification of terms of the existing Series A Notes and the unsecured promissory notes. Such effect is accounted for prospectively over the remaining terms of the Series B notes as an adjustment to the effective interest rate thereon. Further details of the exchange of Series A Notes and promissory notes for Series B Notes are set out in Notes 3 and 4 of our unaudited consolidated interim financial statements included in this quarterly report on Form 10-QSB.

We restructured our Series A Notes and Series A Warrants in exchange for the Series B Notes and the related Warrants with the assistance of Marco Polo Securities, Inc., who were then acting as our exclusive financial advisor pursuant a letter agreement dated March 1, 2002. Although our letter agreement with Marco Polo Securities has since been terminated, we remain obligated to issue to Marco Polo Securities share purchase warrants in compensation for services rendered by Marco Polo Securities in connection with the restructuring. We have the right to determine the number of warrants issuable to Marco Polo Securities and the exercise price thereof, provided that such warrants must have an aggregate value as at the date of issuance of $250,000, determined with reference to a formula. Such warrants are to be exercisable upon issuance and expire two years from the date of issuance.

We also remain subject to ongoing obligations to pay Marco Polo Securities a success fee of up to 7.0% of any net proceeds that we receive from any financing developed by Marco Polo, or a reduced fee of 4% of any net proceeds that we receive from any financing developed by Marco Polo from certain identified investors. In addition, if Marco Polo is successful in completing any such financing, Marco Polo will be entitled to receive, as an additional success fee, warrants entitling it to purchase such number of shares of our common stock as will be equal to five percent (5%) of such number of shares that we issue to the investors participating in such financing. The warrants will be exercisable at a price per share determined with reference to the average closing price for the Company's common stock during the five trading days commencing on March 1, 2002 and ending on March 7, 2002, and will be exercisable at any time for a period of two years from their date of issuance. Since we have terminated our relationship with Marco Polo Securities, it is doubtful that these additional fees in respect of financing will become payable in the foreseeable future.

Effective July 22, 2002, we established a new subsidiary, MASUBI, as a limited liability company under the laws of Delaware to expand the business opportunities for our products in India and the Middle East, and to facilitate the restructuring of our overall capital structure. We have granted to MASUBI a perpetual non-exclusive, royalty-free license to use and exploit the source code of our computer software for our EssentialServer and SecurDVR products as such source code will exist on December 31, 2002. After December 31, 2002, MASUBI will have to pay us a royalty for any new products or technology that we develop.

We own all of the common equity units of MASUBI, giving us 57% voting control over MASUBI. SDS Merchant Fund, L.P., a third party investor, owns all of the voting preferred equity units of MASUBI, giving SDS Merchant Fund 43% of the voting rights attaching to all outstanding equity units of MASUBI. We have pledged our common equity units in MASUBI and granted additional security interests in certain of our intellectual property to secure certain indebtedness to SDS Merchant Fund and the other holders of our Series B Notes. In addition, MASUBI has guaranteed certain of our indebtedness to SDS Merchant Fund and, together with our company, have caused certain intellectual property to be placed in escrow.

Under the license that we have granted to MASUBI, MASUBI has the exclusive right to manufacture, market and distribute our EssentialServer and SecurDVR products in India, Pakistan, Saudi Arabia, Afghanistan, Iraq, Iran, Oman, United Arab Emirates, Yemen, Bahrain, Egypt, Libya, Turkey, Qatar, Jordan, Syria, Kuwait, Lebanon, the Philippines and Malaysia, and the non-exclusive right to manufacture, market and distribute these products only when rebranded in certain other regions, including the United States but excluding China, Japan, Taiwan, Korea and Canada. In addition, our company and MASUBI entered into a non-exclusive intellectual property licensing agreement, that provides for a fee-based licensing of future products. We will provide MASUBI with development, maintenance and training support and other fee-based services. We have also granted to MASUBI a reciprocal preferential right to provide us with outsourcing software engineering services.

Our subsidiary, MASUBI, has commenced operations in our premises by taking over the space on one of the floors in the premises that we lease in Burnaby, British Columbia. MASUBI is currently paying us one-half of the lease costs for that space.

In addition, MASUBI has hired eight employees that were previously employed by our company. Our Chief Financial Officer, Trevor McConnell, is also assisting MASUBI in setting up its operations and MASUBI is currently reimbursing Merlin for Mr. McConnell's salary and related expenses for the next two months.

During the period ending September 30, 2002 we intend to collaborate with MASUBI to assist MASUBI in the establishment of its business and its product development initiatives. We have agreed to allow the employees of MASUBI to use our equipment and facilities, including boardrooms, the demonstration room, our telephones and our computer network, for the development of MASUBI's business.

The effect of incorporation of MASUBI and settlement of debt associated therewith will be recognized in our consolidated financial statements for our third fiscal quarter for the period ending September 30, 2002.

Selected Financial Data

Set forth below is selected financial data as of June 30, 2002 (unaudited) and December 31, 2001 (audited) and for the three-month periods ended June 30, 2002 and 2001 (both periods unaudited). The financial information as of December 31, 2001 is derived from the audited consolidated financial statements that appeared in our annual report on Form 10-KSB. The information set forth below should be read in conjunction with our financial statements and "Management's Discussion and Analysis" included in this quarterly report.
	Three-month	Three-month	Six-month	Six-month
	period ended	Period ended	period ended	period ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Sales	123,189	5,509	192,445	25,506
Cost of Sales	95,472	-	156,266	6,500
Gross Profit	27,717	5,509	36,179	19,006
Depreciation	22,302	19,911	46,716	39,941
General and Administration	816,345	351,329	1,443,343	801,183
Sales and Marketing	508,426	118,666	997,672	289,024
Research and Development	577,166	221,173	698,081	331,044
	1,924,239	711,079	3,185,812	1,461,192
Loss from operations	(1,896,522)	(705,570)	(3,149,633)	(1,442,186)
Interest and financing costs	776,433)	(252,522)	(1,265,388)	(286,183)
Net loss for the period	(2,672,955)	(958,092)	(4,415,021)	(1,728,369)

	As at June 30, 2002 (unaudited)	As at December 31, 2001
Working Capital (Deficit)	$(1,344,924)	(2,233,403)
Total Assets	$1,033,832	671,301
Total Capital Deficit	$(5,612,393)	(3,065,506)
Deficit Accumulated in the Development Stage	$(12,825,719)	(8,410,698)

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products to meet these needs, and the branding of our company and our products. Until March 2001, our primary focus was on the development and marketing of our two software products, PerfectBACKUP+ and Communicado Fax and the establishment of effective channels of distribution to serve the targeted markets. We continued development on both of these products until May 2001 at which time we began the integration of PerfectBACKUP+ with our EssentialServer product and commenced development of two proprietary software programs for the EssentialServer: Mermaid, a user management interface, and PerfectCopy, a file synchronization program. We released the Enterprise version of Communicado Fax in May 2001, however discontinued further development, sales and support of the product, as a stand-alone boxed software solution in December 2001, due to insufficient market demand. Since December 2001, we have also discontinued all sales and support of PerfectBACKUP+ as a stand-alone boxed software solution, again due to insufficient market demand. As of March 2001, we have switched our focus to the development and sale of our EssentialServer and SecurDVR products.

We believe that we will generate increased revenue over the next three fiscal years with the release of our new product lines, EssentialServer and SecurDVR. EssentialServer is an integrated network attached storage and backup appliance or integrated backup appliance that initially incorporated components of our PerfectBACKUP+ software which has now been replaced with a newer, high-performance backup software program. Communicado Fax, our enterprise fax server software, has also been ported to the EssentialServer and is available as an option on our EssentialServer products. SecurDVR is a security and loss prevention system that provides cost effective monitoring and surveillance utilizing state-of-the-art digital recording and image capture. We anticipate an increase in revenues from increased sales of EssentialServer, SecurDVR and any new products that we may release. However, we cannot accurately predict when we will experience an increase in revenues as this is almost entirely dependent on our ability to raise further and significant financing during the balance of fiscal 2002. In order to increase our revenues, we must raise further financing to continue our sales and marketing program and to complete the development of the enhancements to our EssentialServer and SecurDVR products.

We anticipate that if we achieve any significant growth in revenues, this will assist us in attracting additional financing to allow us to add the needed resources in order to accelerate the growth of our operations. Despite our expectations, there are no assurances that we will ever be able to increase our revenues, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve any significant revenue growth or to attract additional financing on acceptable terms, our business will, in all likelihood, fail. As of June 30, 2002, we had working capital deficit of $1,344,924 after reclassifying to a long term liability $2.75 million of our promissory notes due to SDS Merchant Fund which were exchanged for an interest in MASUBI in July 2002. As of July 31, 2002, SDS Merchant Fund L.P., a third party investor, decided to cease its monthly financing of our company. To July 31, 2002, SDS had advanced to our company a total of $5,236,530. We do not currently have any other sources of financing and require further financing to continue our business operations. If we do not obtain further financing in the amount of $145,000 per month by September 30, 2002, we will have to further scale down or even cease the operation of our business.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 Compared to the Three-Month Period ended June 30, 2001

Results of Operations

We incurred a net loss of $2,672,955 for the three-month period ended June 30, 2002 compared to a net loss of $958,092 for the comparative period in 2001. The loss is a result of the factors discussed below.

Sales

We recognized sales of $123,189 for the three-month period ended June 30, 2002, an increase of $117,680 compared to sales of $5,509 in 2001. The increase in sales in 2002 resulted from shipments of our EssentialServer and SecurDVR products during the period. These products were both introduced subsequent to June 30, 2001. Sales in 2001 consisted of minor sales of our boxed software products. We discontinued sales and support for both boxed software products during 2001. In addition, the company has shipped products with an invoice value of approximately $58,140 for which revenue recognition has been deferred in accordance with our revenue recognition policy. Revenue from the sale of network attached servers is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collectibility is not considered probable, revenue is recognized when the purchase price is collected. Until we can establish a history of returns, recognition of revenue is deferred on sales to resellers having right of return privileges until the return period expires. Once a reliable return history is proven, such returns will be estimated using historical return rates.

Sales for fiscal 2002 including the three-month period ended June 30, 2002 have not been achieved as we have previously predicted. Sales for the three-month period ended June 30, 2002 significantly missed earlier estimates due to two major companies not following through with large orders of our EssentialServer and SecurDVR products. We understand that one of these companies could not complete its order because of financial difficulties. The other company's order was dependant on the improvement and enhancement of our SecurDVR product, which was not completed due to the lack of financial resources.

We do not anticipate any significant growth in revenues until we are able to raise sufficient funding to complete the development and enhancement of our products and carry out a successful sales and marketing campaign.

Cost of Sales

The principal components of cost of sales for the three month period ended June 30, 2002 are the cost of components produced by our suppliers, such as disk drives, compact disc drives, tape drives, cabinets, power supplies, controllers, CPUs and other parts. Packaging costs are also included in cost of sales. We did not include overhead charges to our cost of sales in the period.

The principal components of cost of sales for the three-month period ended June 30, 2001 were direct printing charges for the retail boxes used to distribute our software products, copying charges for the compact discs and the protective covers for the compact disc shipped in each retail box. We did not include overhead charges to our cost of sales in the period.

Our anticipated gross margin was significantly reduced for the three-month period ended June 30, 2002 due to additional price discounts given to a key distributor for promotional purposes and higher than expected component costs due to lower economies of scale.

General and Administrative Expenses

While revenues did not grow significantly, general and administrative expenses have increased to $816,345 in the three month period ended June 30, 2002, compared to $351,329 in the three month period ended June 30, 2001, an increase of $465,016 or 75%.

This increase was due to an increase in professional and consulting fees incurred during the period resulting from legal, accounting and corporate finance advice required on our planned capital restructuring (which commenced in the second quarter of 2002 and which we now expect to complete in the third quarter of 2002), in addition to general assistance with regulatory compliance matters and general corporate matters during the period. Costs incurred in connection with the restructuring were charged to general and administrative expense as incurred given the nature of the restructuring as a debt modification as opposed to an extinguishment. The increase in the overall level of business activity and number of employees hired has led to increased corporate infrastructure costs. We also engaged external consultants in the period in connection with our capital restructuring and provided our Board members with compensation by way of fees and shares of our company.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, consulting fees, rent, professional fees and insurance.

Subsequent to June 30, 2002, in an effort to reduce our ongoing monthly costs, we laid-off 18 employees, reduced the number of paid hours for the remaining employees, scaled-back our sales and marketing programs and delayed further product development on our current products. We anticipate continuing to scale-back our operations until we have obtained sufficient financing, as described below, to continue our normal operations.

Sales and Marketing

Sales and marketing expenses increased to $508,426 in the three-month period ended June 30, 2002 from $118,666 in the three-month period ended June 30, 2001, an increase of $389,760 or 328%. This difference was attributable to an overall increase in sales and marketing activity in connection with the promotion of EssentialServer and SecurDVR.

Sales and marketing costs consisted primarily of sales and marketing salaries and consulting costs, direct materials such as sales collateral and evaluation units, tradeshow and travel and accommodation expenses.

As a result of SDS Merchant Fund L.P. deciding to cease its ongoing monthly funding as of July 31, 2002, we laid off nine individuals from our sales and marketing group in order to reduce our monthly expenses.

Research and Development

Research and development charges increased to $577,166 in the three-month period ended June 30, 2002 from $221,173 in the three-month period ended June 30, 2001, an increase of $355,993 or 161%.

We increased the number of software developers and technical engineers by eight over the comparative period in 2001 and engaged four independent contractors to complete planned product development in the next three to six months.

In an effort to reduce our ongoing monthly costs, we have delayed the further development of our hardware component (video capture card) of our SecurDVR product.

During June, 2002, two of our former engineers joined MASUBI and subsequent to June 30, 2002, another five of our engineers joined MASUBI. These engineers joined MASUBI to assist in the development of two products for the Indian, Middle Eastern and U.S. markets. This has further reduced our research and development costs. The engineers at MASUBI are currently working to complete the release of an updated operating system for EssentialServer.

Interest and financing costs

Interest and financing costs increased in the three month period ended June 30, 2002 by $523,911 from $252,522 in the three-month period ended June 30, 2001 to $776,433 for the three-month period ended June 30, 2002. The increase was primarily due to increased borrowings in the form of promissory notes and the conversion of convertible notes into common shares of our company. On conversion, a pro rata portion of the unamortized discount on the date of conversion is charged to interest expense. There were no conversions for the comparative quarter of 2001. In 2002, interest expense consisted of that associated with the $2.1 million raised in the Series A Convertible Note financing and the unsecured promissory notes. Additionally, financing costs include the amortization of finder fees associated with the unsecured promissory notes as well as a $250,000 accrual to Marco Polo Securities for warrants owing in respect of the restructuring. In 2001, interest expense consisted of that associated with $2.1 million raised in the first and second tranches of the Series A convertible note financing. An additional discount associated with the promissory notes arose in 2002 due to the amendment of the promissory notes to provide for a conversion calculation which specifies a 10% discount to market on conversion of the notes at the holder's option. The Series A Notes and $1.5 million of the unsecured promissory notes have since been exchanged for the Series B Notes and a portion of our unsecured debt was converted into an equity interest in our subsidiary, MASUBI.

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

The effect of the restructuring is accounted for as a modification of terms of the existing Series A Notes and the unsecured promissory notes. Such effect is accounted for prospectively over the remaining terms of the Series B Notes as an adjustment to the effective interest rate thereon. Further details of the exchange of Series A Notes and promissory notes for Series B Notes are set out in Notes 3 and 4 of our unaudited consolidated interim financial statements included in this quarterly report on Form 10-QSB.

Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period ended June 30, 2001

Results of Operations

We incurred a net loss of $4,415,021 for the six-month period ended June 30, 2002 compared to a net loss of $1,728,369 for the comparative period in 2001. The loss is a result of the factors discussed below.

Sales

We recognized sales of $192,445 for the six-month period ended June 30, 2002, an increase of $166,939 compared to sales of $25,506 in 2001. The increase in sales in 2002 resulted from shipments of our EssentialServer and SecurDVR products during the period. These products were both introduced subsequent to June 30, 2001. Sales in 2001 consisted of minor sales of our boxed software products. We discontinued sales and support for both boxed software products during 2001. In addition, we shipped products with an invoice value of approximately $58,140 for which revenue recognition has been deferred in accordance with our revenue recognition policy. Revenue from the sale of hardware is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collectibility is not considered probable, revenue is recognized when the purchase price is collected. Until we can establish a history of returns, recognition of revenue is deferred on sales to resellers having right of return privileges until the return period expires. Once a reliable return history is proven, such returns will be estimated using historical return rates.

Sales for fiscal 2002 including the six-month period ended June 30, 2002 have not been achieved as we have previously predicted. Sales for the six-month period ended June 30, 2002 significantly missed earlier estimates due to two major companies not following through with large orders of our EssentialServer and SecurDVR products. We understand that one of these companies could not complete its order because of financial difficulties. The other company's order was dependant on the improvement and enhancement of our SecurDVR product, which has not yet been completed due to the lack of financial resources.

Cost of Sales

The principal components of cost of sales for the six-month period ended June 30, 2002 are the cost of components produced by our suppliers, such as disk drives, compact disc drives, tape drives, cabinets, power supplies, controllers, CPUs and other parts. Packaging costs are also included in cost of sales. We did not include overhead charges to our cost of sales in the period.

The principal components of cost of sales for the six-month period ended June 30, 2001 were direct printing charges for the retail boxes used to distribute our software products, copying charges for the compact discs and the protective covers for the compact disc shipped in each retail box. We did not include overhead charges to our cost of sales in the period.

General and Administrative Expenses

General and administrative expenses have increased to $1,443,343 in the six-month period ended June 30, 2002, compared to $801,183 in the six-month period ended June 30, 2001, an increase of $642,160 or 125%. The overall increase was due to significant general and administrative expenses incurred in our second quarter as discussed below.

This increase was due to an increase in professional and consulting fees incurred during the period resulting from legal, accounting and corporate finance advice required on our capital restructuring (which commenced in the second quarter of 2002 and we now expect to complete in the third quarter of 2002), in addition to general assistance with regulatory compliance matters and general corporate matters during the period. Costs incurred in connection with the restructuring were charged to general and administrative expense as incurred given the nature of the restructuring as a debt modification as opposed to an extinguishment. The increase in the overall level of business activity and number of employees hired has led to increased corporate infrastructure costs. We also engaged external consultants in the period in connection with our capital restructuring and provided our Board members with compensation by way of fees and shares of our company.

General and administrative costs consisted primarily of our general corporate expenses, such as salaries and benefits, consulting fees, rent, professional fees and insurance.

Sales and Marketing

Sales and marketing expenses increased to $997,672 in the six-month period ended June 30, 2002 from $289,024 in the six-month period ended June 30, 2001, an increase of $708,648 or 245%. This difference was attributable to an overall increase in sales and marketing expenses required to support sales of our two network-attached server products, EssentialServer and SecurDVR.

Sales and marketing costs consisted primarily of sales and marketing salaries, direct materials such as sales collateral and evaluation units, tradeshow and travel and accommodation expenses.

As a result of SDS Merchant Fund L.P. deciding to cease its ongoing monthly funding as of July 31, 2002, we laid off nine individuals from our sales and marketing group in order to reduce our monthly expenses.

Research and Development

Research and development expenses increased to $698,081 in the six-month period ended June 30, 2002 from $331,044 in the six-month period ended June 30, 2001 an increase of $367,037 or 90%. Amounts were spent on providing increased functionality and an improved feature-set for our EssentialServer product and, secondly, the development of both hardware and software that improves the performance, stability and features of our SecurDVR product.

We increased the number of software developers and technical engineers by eight, including a Vice-President, Engineering over the comparative period in 2001 and engaged four independent contractors to complete planned product development in the next three to six months. During June, 2002, two of our former engineers joined MASUBI and subsequent to June 30, 2002, another five of our engineers joined MASUBI. These engineers joined MASUBI to assist in the development of two products for the Indian, Middle Eastern and U.S. markets.

Interest and financing costs

Interest and financing costs increased in the six-month period ended June 30, 2002 by $979,205 from $286,183 in the six-month period ended June 30, 2001 to $1,265,388 during the six-month period ended June 30, 2002. The increase was primarily due to increased borrowings in the form of promissory notes and Series A Convertible Notes and the conversion of convertible notes into common shares of our company. On conversion a pro rata portion of the unamortized discount on the date of conversion is charged to interest expense. There were no conversions in the comparative quarter of 2001. In 2002, interest expense consisted of that associated with the $2.1 million raised in the Series A Convertible Note financing and the unsecured promissory notes. Additionally, financing costs include the amortization of finder fees associated with the unsecured promissory notes as well as a $250,000 accrual to Marco Polo Securities for warrants owing in respect of the restructuring. In 2001, interest expense consisted of that associated with $2.1 million raised in the first and second tranches of the Series A convertible note financing. An additional discount associated with the promissory notes arose in 2002 due to the amendment of the promissory notes to provide for a conversion calculation which specifies a 10% discount to market on conversion of the notes at the holder's option. The Series A Notes and $1.5 million of the unsecured promissory notes have since been exchanged for the Series B Notes and a portion of our unsecured debt was converted into an equity interest in our subsidiary, MASUBI.

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

The effect of the restructuring is accounted for as a modification of terms of the existing Series A Notes and the unsecured promissory notes. Such effect is accounted for prospectively over the remaining terms of the Series B Notes as an adjustment to the effective interest rate thereon. Further details of the exchange of Series A Notes and promissory notes for Series B Notes are set out in Notes 3 and 4 of our unaudited consolidated interim financial statements included in this quarterly report on Form 10-QSB.

Liquidity and Capital Resources

Our principal capital requirements for the three month period ended June 30, 2002 were to fund: (1) the development of our network-attached server product, EssentialServer, and our digital video recorder product, SecurDVR; (2) the marketing and advertising activities undertaken to establish channels of distribution and raise awareness of our company and our products; (3) the promotion and investor relation programs in place to disseminate information about our company and our products; (4) to build an experienced set of resources focussed on the future success of the business; and (5) the restructuring of our debt and capital structure. These efforts gave rise to an operating loss of $3,149,633 for the six-month period ended June 30, 2002. Significant interest expense was incurred during the six-month period ended June 30, 2002 of $1,265,388 largely due to costs of the restructuring, higher interest bearing debt balances in 2002 than 2001 and the fact that the debt is recorded in our financial statements net of a large debt discount which is being amortized over the life of the debt.

Net cash used in operating activities for the six-month period ended June 30, 2002 was $3,071,848 compared to net cash used in operating activities of $1,235,353 during the comparative period in 2001. The increase in cash used in operating activities consists primarily of the increase in our loss for the six-month period ended June 30, 2002 of $2,686,652, adjusted for non-cash expenses (such as the amortization of the debt discount) working capital increases (including an increase of $196,091 in inventory) and decreases, including an increase in accrued liabilities of $614,841 due to accrued interest on the promissory notes and accrued compensation to directors, and consultants. Lack of operating cash flow to date requires us to carefully manage funds generated from financing activities. Accounts payable and accrued liabilities are watched particularly closely.

In the six-month period ended June 30, 2002, we received proceeds of $3,055,600 by way of additional promissory notes and $46,400 on exercise of stock options. As sales have not yet reached a level to provide recurring cash flow for operations, we are dependent upon regular monthly financing to continue operations. We have completed the restructuring of our Series A Convertible Notes. We exchanged the Series A Convertible Notes for the Series B Convertible Notes, which notes are more favorable to our company. Additionally, in July 2002, we successfully negotiated the exchange of $2,750,000 of promissory notes for an effective 43% interest in MASUBI. However, as of July 31, 2002, SDS Merchant Fund has decided to stop providing the regular monthly financing that they have been providing since July, 2001. As a result, our company must raise a minimum of $145,000 per month by September 30, 2002 in additional financing in order to continue our operations. If we do not raise this minimum amount for each month for the balance of our fiscal year, then we will have to further scale down or cease the operation of our business. In order to reduce our costs while our company is attempting to raise further financing, we took the following actions:

- we laid off 18 employees, which consisted of six employees in research and development, nine employees in sales and marketing and three employees in corporate and administration;

- we reduced the number of paid hours for the remaining employees;

- senior management has agreed to defer their salary until further financing is raised;

- we delayed further development on the hardware component (the video capture card) of our SecurDVR product; and

- we reduced our attendance at tradeshows and seminars.

Net cash used in investing activities during the six-month period ended June 30, 2002 was $93,991 (2001 - $32,529) which was directly spent on the acquisition of property and equipment (primarily computer equipment).

The net decrease in cash during the six-month period ended June 30, 2002 was $63,839, leaving us with a cash balance at June 30, 2002 of $71,774.

Future Cash Requirements

As we have stated, we require a minimum amount of $145,000 per month for the balance of this fiscal year in order to continue our operations. If we do not raise these funds, we will be forced to further scale back or even cease the operation of our business and not proceed with any of our plans as described below.

We expect that the commercial release of our network attached server product and our digital video recorder product, combined with alliances we have developed with key distribution partners and the establishment of our subsidiary MASUBI to expand the business opportunities for our products in India and the Middle East, may lead to a material increase in revenues. Because of the uncertainty associated with when we will raise further funding, if ever, we cannot predict when we will experience this predicted increase in revenues. If we are successful in raising capital sufficient to continue our normal operations for the balance of fiscal 2002, then we expect that further development and marketing of these products combined with the planned introduction of new products or enhanced versions of our existing products in late 2002 will lead to increased revenues in fiscal years 2003 and 2004. We will require a minimum of $145,000 per month to continue our normal operations for the balance of fiscal 2002. In addition, we anticipate that we will require a minimum of approximately $8.3 million to fund estimated operational costs for fiscal 2003. Of the $8.3 million required for fiscal 2003, we estimate that $5.1 million will be used for sales and marketing, $1.1 million for continued research and development on our EssentialServer and SecurDVR products and $2.1 million for general corporate and administrative expenses.

Plan of Operation

Assuming that we are able to raise sufficient funding to continue our normal operations for the balance of fiscal 2002 and for the first six months of fiscal 2003, our primary objective in the next 12 months will be to implement an aggressive sales and marketing program in connection with the sale of our network attached servers, digital video recorders and strengthen our alliance with key distribution partners. We released our first product, EssentialServer, a data backup and storage device, in September 2001 and our second product, SecurDVR, a security and loss prevention device, in October 2001. We also expect to complete development and commercially release significant upgrades to these products in the coming months.

MASUBI is currently focussing on the further development of our SecurDVR product. MASUBI will also focus on the sales and marketing of both the EssentialServer and SecurDVR products in the Middle East and India, but will also market and distribute the products through a key partner based in the United States.

Research and Development

Assuming that we are to raise sufficient additional funding, our strategy is to continue to enhance the functionality of both EssentialServer and SecurDVR through the development of new features to meet the continually advancing requirements of our customers. At the same time, we may seek to acquire and develop new products and/or software programs to meet the needs of a broader group of users and will take advantage of other technologies that will leverage our existing products and skill-set to provide additional solutions to existing and future customers.

To June 30, 2002, we have expended $2,270,805 on the development of EssentialServer, SecurDVR and other products. Assuming that we are able to raise sufficient funding to continue our normal operations for the balance of fiscal 2002 and for the first six months of fiscal 2003, we will expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the following three areas: updating the design and adding new features to EssentialServer and developing both the software and hardware for the SecurDVR that will bring higher performance and improved functionality and finally, the integration of our EssentialServer and SecurDVR products to create a complete security, loss prevention and archiving solution. Although we believe that the current release of both EssentialServer and SecurDVR are competitive, we will continue to update the design of and add new features to both these products in order to ensure that these products remain competitive in the marketplace. We do not anticipate encountering any uncertainties in updating the design or adding new features and will attempt to add such features as are demanded or requested by users and potential customers of these products.

If we can raise sufficient funding as discussed above under the heading "Future Cash Requirements", then we intend to spend approximately $1.1 million on completing the next version of SecurDVR LX and to fully integrate our SecurDVR and EssentialServer products.

Marketing

In order to generate any significant sales volume, we anticipate that we must continue to undertake a very aggressive sales and marketing program. This will include increased support of our existing key resellers, distributors and integrators as well as expanding our channels of distribution to exploit markets not as yet covered. Additionally, we intend to expand our advertising in several key trade magazines and publications in addition to attending key industry tradeshows throughout the year. In addition, we must further our sales and marketing support with key partnership opportunities we have recently developed in order to generate our targeted sales growth. This will require the hiring of additional sales and marketing personnel and the engagement of a public relations firm. Continuing with our planned sales and marketing program will depend on our company successfully raising sufficient financing to continue our normal operations. At the current time, we have significantly scaled-back on our sales and marketing activities and will continue to operate on a scaled-down basis until we raise sufficient financing to resume our planned sales and marketing activities.

If we can raise sufficient funding as discussed under the heading "Future Cash Requirements", then we intend to spend approximately $5.1 million on various sales marketing and promotional activities in order to launch and develop a successful brand name for our products in the United States.

Personnel

As of June 30, 2002, we had 50 permanent employees with 6 in the area of corporate administration, 5 in operations, 22 in product development and 17 in sales and marketing. We also have 6 independent contractors providing sales and marketing, engineering, investor relation, and capital raising services. In early August, 2002, subsequent to the period covered by this quarterly report, we terminated 18 employees and independent contractors as a cost-cutting measure in order to preserve working capital.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. However, we will continue to purchase computer hardware and software for our ongoing operations.

Manufacturing

Presently, we assemble, test and ship both our EssentialServer and SecurDVR products in-house. In expectation of sales growth over the next 6 to 12 months, we are presently negotiating with third-party manufacturing facilities to outsource all of these functions.

MATERIAL ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections" ("SFAS 145") requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The implementation of these standards is not expected to have a material effect on our consolidated financial statements.

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

We are a development stage company primarily involved in the development, manufacture and marketing of network attached storage appliances and security and loss prevention systems. While the development of our standalone software programs PerfectBACKUP+ and Communicado Fax had been ongoing since our inception in June, 1999, we realized insignificant revenues through December 31, 2001 and have since discontinued sales and support of these products. We began marketing our new product lines, EssentialServer and SecurDVR, in September, 2001 and October, 2001 respectively. We have not generated any significant revenues since we began sales of our new products. As a result, we do not have a historical record of sales and revenues nor an established business track record.

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

We incurred a consolidated loss for the year ended December 31, 2001 of $4,332,808 and a loss of $4,415,021 for the six months ended June 30, 2002. We have generated only $276,222 in revenues from our inception on June 25, 1999 to June 30, 2002 of which $49,100 was generated from software products no longer being sold by our company. Even if we are successful in generating increased revenues, which cannot be assured and which currently depends on our ability to raise significant additional financing to continue our normal operations, we expect a concurrent increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software, hardware or other products are acquired or developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 and 2000 consolidated financial statements, which form part of our annual report on Form 10-KSB, filed on April 16, 2002. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 25, 1999 (incorporation) to June 30, 2002 of $12,825,719. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge, market developments and an ability to successfully market our products. Our recurring operating losses and significant working capital needs require that we immediately obtain additional capital to operate our business. We anticipate that we will have to raise a minimum of $145,000 by September 30, 2002 and then an additional $145,000 per month for the balance of fiscal 2002 in order to continue our normal operations. If we are unable to raise sufficient financing in the near future, we will be forced to scale-back our operations and may even have to cease our business operations altogether.

We will depend almost exclusively on outside capital to pay for our continued operations. Such outside capital may include the sale of additional stock and/or commercial borrowing. During the year ended December 31, 2001 and thereafter, we received interim funding from one of the investors in our convertible note financing which was completed in April, 2001. This investor provided us with $4,936,530 of bridge financing to June 30, 2002 (of which $1,880,930 was advanced during 2001) which allowed us to continue our day-to-day operations. As of July 31, 2002, this investor has indicated that it will no longer provide us with any further funding. We have no additional sources of funding and we must obtain financing as soon as possible to continue our operations. There can be no assurance that capital will be made available from other investors to meet our continuing operating costs, or if the capital is available that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in amounts and on terms deemed acceptable, our business will likely fail.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR ESSENTIALSERVER AND SECURDVR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

Assuming that we can raise further significant funding, we intend to proceed with the development, marketing and sale of our EssentialServer, SecurDVR and other products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively could have a material adverse effect on our business and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES AND OUR OBLIGATIONS UNDER THE NOTES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR OPERATIONS.

On August 18, 2000, we sold Series A 10% Senior Secured Convertible Notes in the aggregate principal amount of $2,100,000 to four accredited investors. The purchase price of $2,100,000 was payable in two tranches. We received $1.1 million on August 24, 2000 and received $1 million on May 1, 2001. As part of the sale of the Series A notes, we issued Series A Warrants which entitled the four investors to acquire an aggregate of 1,520,000 shares of our common stock at an exercise price of $1.75 per share.

On May 23, 2002, we restructured our Series A 10% Senior Secured Convertible Notes through agreements reached with the holders of Series A Notes, by exchanging them and the associated Series A Warrants for Series B-1 Notes and 1,520,000 Exchange Warrants. We also exchanged $1.5 million of our existing bridge loan facility for a Series B-2 Note in the principal amount of $1.5 million. In part consideration of their agreement to participate in the restructuring, we have issued to the holders of the Series B Notes a total of 2,750,000 Series B Warrants. The Series B Warrants and the Exchange Warrants are each exercisable for five (5) years, at an exercise price of $0.75. As at May 23, 2002, there was a total of $1,745,880 in principal and accrued interest outstanding under the Series A Notes, which, as a result of the restructuring, now forms the aggregate principal amount of the Series B-1 Notes.

The Series B-1 Notes have a term of eighteen (18) months and the Series B-2 Note has a term of thirty (30) months. Each Series B Note has a ten percent (10%) interest rate per annum, calculated on a 365-day year, and payable semi-annually in cash or registered common stock at the election of the Company. Each Series B Note is convertible into common shares in the capital of our company at a fixed conversion price of $0.40, subject to adjustment.

The terms and conditions of the Series B Note transaction documents pose unique and special risks to our operations and the price of our common stock. Some of those risks are outlined below.

IF THE SERIES B NOTES ARE CONVERTED AND THE SERIES B WARRANTS ARE EXERCISED, THERE COULD BE A CHANGE OF CONTROL OF OUR COMPANY AND A SUBSTANTIAL DILUTION OF YOUR SHARES.

The four investors may convert their Series B Notes into shares of our common stock and exercise their related Series B Warrants, there could be a change in control of our company. However, each of the four investors have agreed not to convert the Notes or exercise their Warrants if such conversion or exercise would result in them owning more than 4.99% of our issued and outstanding common stock. In addition, the conversion of the Series B Notes and the exercise of the Series B Warrants may result in substantial dilution to the interests of other holders of common stock, since the holders of the Series B Notes and the Series B Warrants may ultimately convert the full amount of the Series B Notes, fully exercise the Series B warrants and sell all of these shares into the public market.

None of the four Series B Noteholders is permitted under the Series B transaction documents to hold more than 4.99% of our company's stock at any one time. However, if the Series B Noteholders breach this restriction, the total amount of shares issued upon conversion of principal under the Series B Notes and the exercise of the Series B Warrants and Exchange Warrants (at the current conversion price of $0.40) would be 12,384,701 and would represent approximately 40% of our current issued and outstanding shares (assuming no exercises of otherwise outstanding stock options and warrants, and further assuming that the anti-dilution provisions of the Series B Notes and the Series B Warrants are not triggered).

The Series B Noteholders can receive additional shares of our common stock in certain circumstances. For example, we may elect to pay semi-annual interest under the Series B Notes in shares of our common stock at an interest conversion price of $0.40 per share (subject to adjustment).

We filed a registration statement on Form SB-2 under the Securities Act of 1933, pursuant to which holders of the Series A Notes and Series A warrants may resell up to 12,820,000 shares of our common stock, including up to 10,500,000 shares of common stock issuable upon the conversion of the Series A Notes and up to 1,520,000 shares of common stock issuable upon the exercise of the Series A warrants. The registration statement was declared effective on March 30, 2001. As of August 1, 2002, $383,819 of the convertible notes and $262,064 of accrued interest had been converted into an aggregate of 4,056,009 common shares, all of which were qualified for resale under the registration statement.

Similarly, as part of the restructuring of the Series A Notes and Series A warrants, we agreed to file a registration statement with the Securities and Exchange Commission to qualify for resale any of our common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements.

IF THE MINORITY UNITHOLDER OF OUR SUBSIDIARY, MASUBI LLC, EXERCISES ITS RIGHT TO EXCHANGE THE PREFERRED EQUITY UNITS OF MASUBI FOR SHARES OF OUR COMMON STOCK, THERE COULD BE SUBSTANTIAL DILUTION OF YOUR SHARES.

Pursuant to a Securities Purchase Agreement dated as of July 22, 2002 among MASUBI, our Company, SDS Merchant Fund, and the other holders of the Series B Notes, SDS Merchant Fund may tender its 300,000 preferred equity units of MASUBI in exchange for shares of our common stock: (a) until July 31, 2004 at an exchange ratio of 13.3 shares of our common stock for each unit tendered (provided that if the market price of our stock has been greater than $1.50 for at least 20 trading days during any consecutive 30 trading days, the exchange ratio shall be 6.7 shares of our common stock for each unit tendered); and (b) after July 31, 2004, the greater of (1) that number of shares of our common stock as determined in accordance with the foregoing subclause (a) as of July 31, 2004, and (2) that number of shares of our common stock resulting from dividing 10 by the market price of our stock. Such exchange right shall be exercisable until the earlier of July 22, 2006 and such time that the dividends distributed to SDS Merchant Fund on the preferred equity units of MASUBI shall in the aggregate equal $6,000,000.

If SDS were to exercise its right to exchange its preferred equity units of MASUBI into shares of our common stock, there could be a significant dilution of your shares.

THE SERIES B NOTES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE INVESTOR TO REQUIRE US TO REPAY THE ENTIRE AMOUNT IN CASH IMMEDIATELY. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL WITH WHICH TO OPERATE OUR BUSINESS.

We will be considered to be in default of the Series B Notes if any of the following, among other things, occurs:

- we fail to pay principal on any of the Series B Notes when such payment is due;

- we fail to pay interest on any of the Series B Notes when such payment is due and such failure continues for a period of 10 business days;

- our common stock is suspended from trading on any of, or is not listed and authorized for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, or is not eligible for trading on the OTC Bulletin Board for an aggregate of 10 trading days in any nine-month period;

- the registration statement that we are required to file with the Securities and Exchange Commission to qualify for resale any of our common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements, is not declared effective by the 120th day following its filing, or cannot be utilized by the holders of the Series B Notes to effect any such resale;

- we fail to remove any restrictive legend on any certificate or any shares of our common stock issued upon conversion of the Series B Notes when required under the terms and conditions attaching to the Series B Notes or under any of the Series B Note transaction documents, and any such failure continues uncured for 10 business days after we receive written notice from the holder of any Series B Note;

- we provide notice to any holder of a Series B Note that we intend not to issue, or we otherwise refuse to issue, shares of our common stock upon conversion of a Series B Note in accordance with its terms;

- we sell convey or dispose of all or substantially all of our assets;

- we merge, consolidate or engage in any other business combination with any other entity, subject to certain limited exceptions;

- 50% or more of the voting power of attaching to our capital stock comes to be beneficially owned by one person, entity or "group" (as defined for the purposes of section 13(d) of the Securities Exchange Act of 1934, as amended);

- we otherwise breach any material term of the Series B Notes and such breach, if subject to cure, continues uncured for 10 business days after we have received written notice of the breach in writing;

- we breach any material term of the Series B transaction documents or any other agreement with the holder of any Series B Note, and such breach, if subject to cure, continues uncured for 10 business days after we have received written notice of the breach in writing;

- we or any of our subsidiaries makes an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee of our company, the subsidiary, or of a substantial part of our or such subsidiary's property or business; or

- bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors are instituted by or against our company or any of our subsidiaries.

If any one of the above defaults occurs, we will be liable to pay to each holder of a Series B Note, at the election of such holder, in satisfaction of our obligation to pay the outstanding principal amount of the Series B Note and accrued and unpaid interest thereon, a "Default Amount" equal to the greater of: (a) an amount equal to 115% of the sum of the outstanding principal amount and the accrued and unpaid interest thereon; and (b) an amount equal to the sum of the outstanding principal amount and the accrued and unpaid interest thereon multiplied by a fraction, the numerator of which generally shall be the highest closing bid price of our common stock during the period commencing on the date we receive notice of default and ending on the date immediately preceding the date on which we effect payment and the denominator of which shall be the conversion price applicable under the Series B Note on the date we receive the notice of default. If we fail to pay such Default Amount within five business days, the holder of the Series B Note will be entitled to interest on the Default Amount at an annual rate equal to the lower of 24% and the highest interest rate permitted by applicable law. Such holder of the Series B Note will also have the right to immediately convert all or any portion of the Default Amount plus interest into shares of our common stock at the lowest conversion price in effect during the period following the date of the notice of default and ending on the conversion date.

We were obligated to file with the Securities and Exchange Commission no later than August 30, 2002, the registration statement qualifying for resale any of our common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements. Our failure to effect such filing might potentially be considered to be a material breach of the Series B transaction documents and therefore an event of default under the Series B Notes. To date, however, we have not received any notice from the noteholders notifying us that we are in default of the Series B Notes.

Some of the other events of default include matters over which we may have some, little or no control, such as 50% or more of the voting power of attaching to our capital stock coming to be beneficially owned by one person, entity or group, or if our common stock ceases to be listed on a trading market. If an event of default occurs, we may be unable to repay any part or all of the entire amount in cash and the noteholders could exercise their rights and seize all of our assets and effectively assume control of our company. Any such actions would have an adverse effect on our continuing operations.

SALES OF A SUBSTANTIAL NUMBER OF SHARES INTO THE PUBLIC MARKET BY THE SELLING SHAREHOLDERS MAY RESULT IN A SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

The actual daily trading volume of our shares of common stock over the three months ended June 30, 2002 has averaged less than 47,000 shares which indicates the ability of our stockholders to realize the current trading price of the shares they hold may fluctuate if a substantial number of shares were to be offered for resale.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 18,359,322 shares of common stock issued and outstanding as of September 1, 2002. Through the registration statement on Form SB-2 and when it is declared effective, the selling stockholders may be reselling a minimum of 12,384,700 shares of our common stock (not including any shares currently owned by the four noteholders or any shares issued as interest or default payments), none of which are included in the 18,359,322 issued and outstanding common shares. As a result of such registration statement, a substantial number of our shares of common stock are available for resale which could have an adverse effect on the price of our common stock. This adverse effect on the price of our common stock will be amplified if, pursuant to our obligations to the holders of the Series B Notes, we file a registration statement qualifying for resale any of our common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements.

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

ALL OF OUR ASSETS ARE SECURED AND CONSEQUENTLY, IF WE DEFAULT ON THE SERIES B NOTES OR OUR BRIDGE LOAN FACILITY, OUR CONTINUED OPERATION WILL BE ADVERSELY AFFECTED.

We have been financing our operations primarily through loan advances under the bridge loan facility. The Series B Notes and our indebtedness under the bridge loan facility have been secured primarily by all of our assets, including our common equity units in MASUBI. In addition, MASUBI has guaranteed certain of our indebtedness to SDS and, together with our company, has caused certain intellectual property to be placed in escrow. If we default on any of the Series B Notes or on our obligations under the bridge loan facility, it could have a material adverse effect on our business.

THE SERIES B NOTES REQUIRE A PORTION OF THE PROCEEDS OF CERTAIN FINANCINGS IN EXCESS OF $3,000,000 TO BE APPLIED TO THE PREPAYMENT OF OUR OBLIGATIONS UNDER THE SERIES B-1 NOTES, WHICH COULD HINDER OUR EFFORTS TO OBTAIN ADDITIONAL FINANCING NECESSARY TO OPERATE OUR BUSINESS OR TO REPAY THE NOTEHOLDERS.

When we issued the Series B Notes, we agreed with the holders of the Series B Notes that if we were to receive financing or financings from any source or sources pursuant to an agreement, understanding or other arrangement that occurs within 180 business days of the issue date of the Series B-1 Notes (being May 23, 2002), we must apply 10% of the gross proceeds from the financing(s) that exceed $3,000,000 and an additional 15% of the gross proceeds from the financing(s) that exceed $4,000,000, to the prepayment of its obligations under the Series B-1 Notes. This paragraph may make it extremely difficult to raise additional equity capital while the Series B Notes remain outstanding. We may need to raise such additional capital, and if we are unable to do so, we may have little or no working capital for our business, and the market price of our stock may decline.

MASUBI WILL BE FOCUSED ON DEVELOPING BUSINESS OPPORTUNITIES FOR OUR PRODUCTS IN FOREIGN COUNTRIES IN WHICH WE HAVE NO DIRECT EXPERIENCE, AND WE ARE SUBJECT TO THE RISKS OF POLITICAL AND ECONOMIC INSTABILITY ASSOCIATED WITH SOME OF THESE COUNTRIES

Our new majority-owned subsidiary, MASUBI, will be focused on expanding the business opportunities for our products in India and the Middle East. Accordingly, under the license that we have granted to MASUBI, it has the exclusive right to manufacture, market and distribute our EssentialServer and SecurDVR products in India, Pakistan, Saudi Arabia, Afghanistan, Iraq, Iran, Oman, United Arab Emirates, Yemen, Bahrain, Egypt, Libya, Turkey, Qatar, Jordan, Syria, Kuwait, Lebanon, the Philippines and Malaysia.

Certain of the countries in which MASUBI is anticipated to operate have experienced from time to time economic and/or political instability. We do not have any direct experience operating in India or the Middle East and are dependent on the expertise of our marketing alliance, ICICI Infotech Services. Consequently, we may be materially and adversely affected by risks associated with conducting operations in certain of the named countries, including:

- political instability and violence, including terrorism;

- war and civil disturbance;

- expropriation or nationalization;

- changing fiscal regimes;

- fluctuations in currency exchange rates;

- high rates of inflation;

- underdeveloped industrial and economic infrastructure; and

- unenforceability of contractual rights.

Changes in investment or other governmental policies, or shifts in the prevailing political climate, in any of the countries in which we conduct exploration and evaluation activities could adversely affect MASUBI's business. Our operations may be affected in varying degrees by government regulation in such countries with respect to, among other things:

- price controls;

- export controls;

- income and other taxes;

- foreign ownership restrictions;

- foreign exchange and currency controls;

- labor;

- welfare benefit policies; and

- safety and occupational health.

Although we cannot accurately predict the effects of these factors, compliance with such laws and regulations may increase the costs associated with MASUBI's planned business operations. This could have a material and adverse effect on our financial condition and results of operations.

In addition, legislation in the United States and Canada regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition and results of operations.

WE MAY POTENTIALLY LOSE CONTROL OF MASUBI IN THE EVENT OF A DEFAULT ON OUR SECURED DEBT OBLIGATIONS, AND MASUBI COULD POTENTIALLY BECOME OUR COMPETITOR IN THOSE MARKETS IN WHICH WE AND MASUBI EACH HAVE NON-EXCLUSIVE RIGHTS TO OPERATE

We have pledged our common equity units in MASUBI and granted additional security interests in certain of our intellectual property to secure certain indebtedness to SDS and the other holders of our Series B Notes. In addition, MASUBI has guaranteed certain of our indebtedness to SDS and, together with our company, has caused certain intellectual property to be placed in escrow. If we were to default in our debt obligations, we could lose control of MASUBI and such intellectual property. Since MASUBI has the non-exclusive right to manufacture, re-brand, market and distribute our products in certain regions in which we operate, including the United States, MASUBI could potentially become a significant competitor.

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

The development and sales of EssentialServer and SecurDVR are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage experienced software developers and programmers, we only have limited experience in developing and marketing of our current products, EssentialServer and SecurDVR products.

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

Our performance is substantially dependent on the technical expertise of key engineers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of any of Merlin's engineers and developers could have a material adverse effect on our business, development, financial condition, and operating results. We recently obtained "key person" life insurance on Robert Heller.

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

THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

With respect to our EssentialServer product line, our indirect competitors include Microsoft, IBM/Tivoli, Sun Microsystems and other server manufacturers that sell general-purpose servers. However, the network attached storage appliances manufactured and sold by these companies are not the core focus of their businesses. Our direct competitors include Snap Appliances, Network Appliances and HP/Compaq. However, these companies do not provide integrated solutions and in each case, the total cost of ownership for systems comparable to EssentialServer is significantly higher. To the best of our knowledge, EssentialServer is the only product offering an integrated network attached storage appliance, mirroring and backup services with the only exception being a recently announced product from IBM. EssentialServer's main competition comes from the Snap 2000, sold by Quantum's Snap Appliances. There are three main differences between EssentialServer and the Snap 2000:

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

SINCE NASDAQ HAS PROPOSED TO PHASE OUT THE OTC BULLETIN BOARD AND REPLACE IT WITH THE BBX EXCHANGE WHICH HAS QUALITATIVE LISTING REQUIREMENTS, WE MAY NOT QUALIFY FOR LISTING ON THE BBX EXCHANGE AND STOCKHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Nasdaq has proposed phasing out the OTC Bulletin Board and replacing it with the BBX Exchange. The BBX Exchange will have qualitative listing requirements and Merlin will be required to file a listing application in order to have its shares of common stock listed for trading on the BBX Exchange. If Merlin is unable to obtain a listing on the BBX Exchange and the OTC Bulletin Board is phased out as planned, then there may be no market for Merlin's common stock and you may have difficulty reselling any shares of Merlin's common stock that you may own.

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

On May 10, 2001, Rocket Builders Canada Limited commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry Action No. S012673) against our subsidiary, Merlin Software Technologies, Inc., seeking payment of US$81,500 and CDN$21,400 in connection with services performed by Rocket Builders on behalf of our company. By a Settlement Agreement, dated June 4, 2001, we agreed to pay the sum of CDN$147,178.95, with CDN$36,839.74 paid upon the execution of the Settlement Agreement and the balance to be paid on or before July 15, 2001. Rocket Builders agreed to dismiss the lawsuit upon the full amount being paid to Rocket Builders by our company. As of August 1, 2002, Merlin had not repaid the full amount of CDN$147,178.95 to Rocket Builders and accordingly, the lawsuit has not yet been dismissed. At June 30, 2002, $20,615 remains outstanding to Rocket Builders. If we do not pay the full amount of the settlement, Rocket Builders would be entitled to proceed forward with their lawsuit. To date, Rocket Builders has been co-operating and has agreed to the late payment of the Settlement amount.

On August 13, 2002, Accelerated Silicon Inc. commenced a lawsuit in the Provincial Court of British Columbia (Small Claims Court) (Robson Square Provincial Court Registry File No. 2002-7611 6) against our company and against our subsidiary, Merlin Software Technologies, Inc., seeking payment of CDN$10,266 for electronic engineering services purportedly rendered pursuant to an oral contract for services entered into on or about January 25, 2002. We and our subsidiary, Merlin Software Technologies, Inc., caused a reply to be filed in the lawsuit on September 3, 2002, on the basis that Accelerated Silicon Inc. failed to provide the services in question or, in the alternative, that the amounts claimed by Accelerated Silicon Inc. in the lawsuit are in excess of any actual services provided.

Item 2. Changes in Securities.

On April 16, 2002, we issued a total of 165,751 common shares to the four holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 in payment and satisfaction of accrued interest on the Notes to August 18, 2001. We had reasonable grounds to believe that each of the holders of the Notes was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 24, 2002, we issued 150,000 common shares in the capital of our company to one of our consultants pursuant to a Consulting Agreement dated January 4, 2002. We had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On May 22, 2003, we issued a total of 402,005 common shares to three holders of our Series A 10% Senior Secured Convertible Notes dated August 18, 2000 for conversions of certain principal and payment of accrued interest on the Series A Notes. We had reasonable grounds to believe that each of the holders was an accredited investor, capable of evaluating the merits and risks of this investment and acquired the Shares for investment purposes. The transaction was private in nature and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On May 23, 2002, we restructured our Series A Notes through agreements reached with the holders of Series A Notes, each of whom we reasonably believed is an accredited investor, by exchanging the Series A Notes and the associated Series A Warrants for Series B-1 Notes and 1,520,000 Exchange Warrants. In part consideration of their agreement to participate in the restructuring, we also issued to the holders of the Series B Notes a total of 2,750,000 Series B Warrants. We also exchanged $1.5 million of our existing bridge loan facility with one of the accredited investors for a Series B-2 Note in the principal amount of $1.5 million. The transaction was private in nature and the securities were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Pursuant to a Securities Purchase Agreement dated as of July 22, 2002, we have granted to the accredited investor who has provided us with our bridge loan facility, the right to tender its 300,000 preferred equity units of our subsidiary, MASUBI, in exchange for shares of our common stock: (a) until July 31, 2004 at an exchange ratio of 13.3 shares of our common stock for each unit tendered (provided that if the market price of our stock has been greater than $1.50 for at least 20 trading days during any consecutive 30 trading days, the exchange ratio shall be 6.7 shares of our common stock for each unit tendered); and (b) after July 31, 2004, the greater of (1) that number of shares of our common stock as determined in accordance with the foregoing subclause (a) as of July 31, 2004, and (2) that number of shares of our common stock resulting from dividing 10 by the market price of our stock. Such exchange right shall be exercisable until the earlier of July 22, 2006 and such time that the dividends distributed to the investor on the preferred equity units of MASUBI shall in the aggregate equal $6,000,000. The transaction was private in nature and the securities were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

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

For a complete description of the various breaches of the Series A Notes and related agreements, see the section entitled "Convertible Note and Promissory Note Financings" in our annual report on Form 10-KSB filed on April 16, 2002.

On May 23, 2002, we restructured our Series A Notes through agreements reached with the holders of Series A Notes, by exchanging them and the associated Series A Warrants for Series B-1 Notes and 1,520,000 Exchange Warrants.

We were obligated to file with the Securities and Exchange Commission no later than August 30, 2002, the registration statement qualifying for resale any of our common shares that may be issued upon conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Notes or related agreements. Our failure to effect such filing might potentially be considered to be a material breach of the Series B transaction documents and therefore an event of default under the Series B Notes. To date, however, we have not received any notice from the noteholders notifying us that we are in default of the Series B Notes.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 23, 2002, we appointed John Hectus to our Audit Committee to replace Hank Barber, who resigned as a director of our company on April 10, 2002. The members of our Audit Committee are William Johnson, Dr. Curt Alexander and John Hectus.

Also on April 23, 2002, we formed our Executive Committee by appointing Robert Heller, William Johnson and John Hectus to the committee.

On June 7, 2002, Robert Heller resigned as our President and Chief Executive Officer and was appointed our Senior Vice President, Business Development and Strategic Planning. On the same date, William Johnson resigned as the Chairman of the Board of Directors and was appointed our President and Chief Executive Officer and John Hectus was appointed the Chairman of the Board of Directors. Webb Green also resigned as a director on July 2, 2002.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

Restructuring of Series A 10% Senior Secured Convertible Notes

On May 28, 2002, we filed a Current Report on Form 8-K with respect to the restructuring of our Series A 10% Senior Secured Convertible Notes through agreements reached with the holders of Series A Notes, by exchanging them and the associated warrants for Series B-1 Notes and 1,520,000 Exchange Warrants. We have also exchanged $1.5 million of our existing bridge loan facility for a Series B-2 Note in the principal amount of $1.5 million. In part consideration of their agreement to participate in the restructuring, we have issued to the holders of the Series B Notes a total of 2,750,000 Series B Warrants. The Series B Warrants and the Exchange Warrants are each exercisable for five (5) years, at an exercise price of $0.75. The Series A Notes and the associated warrants were issued in August 2000 and April 2001 in connection with a private placement of Series A Notes in the aggregate principal amount of $2.1 million to four accredited investors. As at May 23, 2002, there was a total of $1,745,880.47 in principal and accrued interest outstanding under the Series A Notes, which, as a result of the restructuring, now forms the aggregate principal amount of the Series B-1 Notes. The Series B-1 Notes have a term of eighteen (18) months and the Series B-2 Note has a term of thirty (30) months. Each Series B Note has a ten percent (10%) interest rate per annum, calculated on a 365-day year, and payable semi-annually in cash or registered common stock at the election of the Company. Each Series B Note is convertible into common shares in the capital of our company at a fixed conversion price of $0.40, subject to adjustment. As part of this financing we also agreed to file a registration statement with the Securities and Exchange Commission to qualify for resale any of our common shares that may be issued up conversion of the Series B Notes, upon exercise of the Series B Warrants and the Exchange Warrants, for payment of interest or otherwise issuable as a default or penalty under the Series B Convertible Notes or related agreements.

Establishment of New Subsidiary

On August 21, 2002, subsequent to the period covered by this Quarterly Report, we filed a Current Report on Form 8-K announcing the establishment of our new subsidiary, MASUBI LLC, ("MASUBI"), as a limited liability company under the laws of Delaware to expand the business opportunities for our products in India and the Middle East, and to facilitate the restructuring of our overall capital structure.

Pursuant to the restructuring of our capital structure, which closed as of July 22, 2002, we acquired 401,000 common equity units in the capital of MASUBI representing all of the issued and outstanding common equity of MASUBI. We also acquired 275,000 preferred equity units in MASUBI. We acquired the common equity and preferred equity units in consideration of $250,000 in cash and the granting of a perpetual non-exclusive, royalty-fee license to use and exploit the source code of our computer software for our EssentialServer and SecurDVR products as they will exist on December 31, 2002. We then sold these 275,000 preferred equity units to SDS Merchant Fund LP. ("SDS"), a third party investor, in payment and settlement of $2.75 million of the bridge financing that SDS has extended to us during 2001 and 2002, thereby reducing our annual interest expense by approximately $250,000. SDS has also subscribed for additional preferred equity units of MASUBI for $250,000 in cash. The cash has been placed in escrow pursuant to an Escrow Agreement dated as of July 22, 2002.

The preferred equity units are fully voting, and give SDS 43% of the voting rights attaching to all outstanding equity units of MASUBI. SDS may tender its preferred equity units of MASUBI in exchange for shares of common stock in the capital of our Company: (a) until July 31, 2004 at an exchange ratio of 13.3 shares of our common stock for each unit tendered (provided that if the market price of our stock has been greater than $1.50 for at least 20 trading days during any consecutive 30 trading days, the exchange ratio shall be 6.7 shares of our common stock for each unit tendered); and (b) after July 31, 2004, the greater of (1) that number of shares of our common stock as determined in accordance with the foregoing subclause (a) as of July 31, 2004, and (2) that number of shares of our common stock resulting from dividing 10 by the market price of our stock. Such exchange right shall be exercisable until the earlier of July 22, 2006 and such time that the dividends distributed to SDS on the preferred equity units of MASUBI shall in the aggregate equal $6,000,000.

We have retained ownership of all of the common equity units of MASUBI, giving us 57% voting control over MASUBI. We have pledged our common equity units in MASUBI and granted additional security interests in certain of our intellectual property to secure certain indebtedness to SDS and the other holders of our Series B Notes. In addition, MASUBI has guaranteed certain of our indebtedness to SDS and, together with our Company, have caused certain intellectual property to be placed in escrow.

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

10.1 Letter Agreement between Merlin Software Technologies International, Inc. and Narragansett I, LP, Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P, dated April 5, 2002 (incorporated by reference from our Form 10-KSB Annual Report, filed on April 16, 2002)

** exhibits 10.2 through 10.14 are incorporated by reference from our Form 8-K Current Report, filed on May 28, 2002

10.2 Amended and Restated Pledge Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.3 Securities Purchase Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.4 Registration Rights Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.5 Amended and Restated Security Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.6 Amended and Restated Subsidiary Security Agreement between Merlin Software Technologies Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.7 Amended and Restated Intellectual Property Security Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.8 Amended and Restated Subsidiary Intellectual Property Agreement between Merlin Software Technologies Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.9 Amended and Restated Subsidiary Guaranty Agreement between Merlin Software Technologies Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., dated May 22, 2002

10.10 Escrow Agreement between Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P., SDS Merchant Fund L.P. and Kane Kessler, P.C., dated May 22, 2002

10.11 Form of Series B-1 Convertible Note between Merlin Software Technologies International, Inc. and each of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P. (as applicable), dated May 22, 2002

10.12 Series B-2 Convertible Note between Merlin Software Technologies International, Inc. and SDS Merchant Fund L.P., dated May 22, 2002

10.13 Form of Series B Warrant between Merlin Software Technologies International, Inc. and each of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P. (as applicable), dated May 22, 2002

10.14 Form of Exchange Warrant between Merlin Software Technologies International, Inc. and each of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P. (as applicable), dated May 22, 2002

** exhibits 10.15 through 10.36 are incorporated by reference from our Form 8-K Current Report, filed on August 21, 2002

10.15 Software Escrow Agreement dated July 22, 2002 among Merlin Software Technologies International, Inc., Merlin Software Technologies, Inc., Escrow Associates, LLC and MASUBI LLC

10.16 Intellectual Property Security Agreement dated July 22, 2002 between MASUBI LLC and SDS Merchant Fund, L.P.

10.17 Promissory Note dated July 22, 2002 for the principal amount of $300,000, made by Merlin Software Technologies International, Inc. and payable to the order of SDS Merchant Fund, L.P.

10.18 Securities Purchase Agreement dated July 22, 2002 among Merlin Software Technologies International, Inc., SDS Merchant Fund L.P., Pequot Scout Fund, L.P., Narragansett I, L.P. and Narragansett Offshore Ltd.

10.19 Stockholders Agreement dated July 22, 2002 among MASUBI LLC, Merlin Software Technologies International, Inc. and SDS Merchant Fund L.P.

10.20 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of MASUBI LLC

10.21 Promissory Note dated July 22, 2002 for the principal amount of $250,000, made by Merlin Software Technologies International, Inc. and payable to the order of SDS Merchant Fund, L.P.

10.22 Operating Agreement among MASUBI LLC and the holders of MASUBI LLC's Series A Preferred Units and Common Units

10.23 Escrow Agreement dated July 22, 2002 among MASUBI LLC, SDS Merchant Fund, L.P. and Jenkens & Gilchrist Parker Chapin LLP

10.24 Escrow Agreement dated July 22, 2002 among MASUBI LLC, Merlin Software Technologies International, Inc., SDS Merchant Fund, L.P. and Jenkens & Gilchrist Parker Chapin LLP

10.25 Pledge Agreement dated July 22, 2002 made by Merlin Software Technologies International, Inc. in favor of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund, L.P.

10.26 Common Stock Purchase Warrant dated July 22, 2002, Certificate No. 1, granted by MASUBI LLC to Merlin Software Technologies International, Inc.

10.27 Common Stock Purchase Warrant dated July 22, 2002, Certificate No. 2, granted by MASUBI LLC to Narragansett I, L.P.

10.28 Common Stock Purchase Warrant dated July 22, 2002, Certificate No. 3, granted by MASUBI LLC to Pequot Scout Fund, L.P.

10.29 Common Stock Purchase Warrant dated July 22, 2002, Certificate No. 4, granted by MASUBI LLC to Narragansett Offshore Ltd.

10.30 Common Stock Purchase Warrant dated July 22, 2002, Certificate No. 5, granted by MASUBI LLC to SDS Merchant Fund, L.P.

10.31 Amended and Restated Promissory Note dated July 22, 2002 for the principal amount of $3,656,527, made by Merlin Software Technologies International, Inc. and payable to the order of SDS Merchant Fund, L.P.

10.32 Software License Agreement dated July 22, 2002 among MASUBI LLC, Merlin Software Technologies International, Inc. and Merlin Software Technologies, Inc.

10.33 Escrow Agreement dated July 22, 2002 among Merlin Software Technologies International, Inc., Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund L.P., and SDS Merchant Fund L.P. as escrow agent

10.34 Subsidiary Guaranty Agreement dated July 22, 2002 between MASUBI LLC and SDS Merchant Fund, L.P.

10.35 Amendment No. 1 to Security Agreement dated July 22, 2002, made by Merlin Software Technologies International, Inc. in favor of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund, L.P.

10.36 Amendment No. 1 to Intellectual Property Security Agreement dated July 22, 2002, made by Merlin Software Technologies International, Inc. in favor of Narragansett I, L.P., Narragansett Offshore Ltd., Pequot Scout Fund, L.P. and SDS Merchant Fund, L.P.

(21) Subsidiaries

21.1 Merlin Software Technologies Inc.

21.2 MASUBI LLC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERLIN SOFTWARE TECHNOLOGIES INTERNATIONAL, INC.

/s/ William Johnson
By:
William Johnson, President and Chief Executive Officer /Director
Date: September 16, 2002

/s/ Robert Heller
By:
Robert Heller, Senior Vice President, Business Development
and Strategic Planning/Director
Date: September 16, 2002

/s/ Trevor McConnell
By:
Trevor McConnell, Chief Financial Officer
and Treasurer/Director
Date: September 16, 2002

/s/ John Hectus
By:
John Hectus, Director
Date: September 16, 2002

CERTIFICATION

I, William Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Merlin Software Technologies International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ William Johnson
_______________________
William Johnson
President and Chief Executive Officer

CERTIFICATION

I, Trevor McConnell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Merlin Software Technologies International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
/s/ Trevor McConnell
_______________________
Trevor McConnell
Chief Financial Officer and Treasurer